Form 10-Q
period 2000-12-31
GENEVA STEEL HOLDINGS CORP
filed 2001-02-27
CIK 1128709

This Form 10-Q does not amend or otherwise modify the Form 10-Q filed on February 20, 2001. This Form 10-Q has been refiled as the Form 10-Q of February 20th was inadvertently filed under the name of our predecessor, Geneva Steel Co.



                                       FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
(Mark One)
[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2000 to December 31, 2000

                            Commission File #0-31020

                           GENEVA STEEL HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   87-0665504
  (State of Incorporation)              (I.R.S. Employer Identification No.)

                              10 South Geneva Road
                                 Vineyard, Utah
                    (Address of principal executive offices)

                                      84058
                                   (Zip Code)

       Registrant's telephone number, including area code: (801) 227-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X          No
                               -----           -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, subsequent to the distribution of securities under a plan confirmed by a court.


                            Yes  X          No
                               -----           -----

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

         6,760,659 shares of Common Stock - $.01 par value, outstanding as of February 16, 2001

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              GENEVA STEEL HOLDINGS CORP.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                      (Unaudited)

ASSETS
                                                 Reorganized      Predecessor
                                                   Company          Company

                                                 December 31,   September 30,
                                                     2000           2000
                                                 ------------   -------------

Current assets:
     Cash                                          $ 22,862         $      --
     Accounts receivable, net                        63,211            57,212
     Inventories                                     54,341            58,691
     Deferred income taxes                            8,195             8,373
     Prepaid expenses and other                       1,422             5,066
                                                   --------         ---------


         Total current assets                       150,031           129,342
                                                   --------         ---------


Property, plant and equipment                       175,747           662,370

     Less accumulated depreciation                       --          (319,143)
                                                   --------         ---------


         Net property, plant and equipment          175,747           343,227
                                                   --------         ---------



Other assets                                         17,881            11,221
                                                   --------         ---------
                                                   $343,659         $ 483,790
                                                   ========         =========



      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  Reorganized      Predecessor
                                                   Company           Company

                                                  December 31,    September 30,
                                                      2000             2000
                                                  ------------    -------------

Liabilities not subject to compromise:
    Revolving credit facility                       $     --         $  82,675
    Accounts payable                                  43,041            19,923
    Accrued liabilities                               13,090            14,528
    Accrued payroll and related taxes                  9,633             9,355
    Current portion of long-term debt                  2,339                --
    Accrued pension and profit sharing
       costs                                             689               585
                                                    --------         ---------

         Total current liabilities                    68,792           127,066
                                                    --------         ---------


Liabilities subject to compromise:
    Senior notes                                          --           325,000
    Accounts payable                                      --            52,658
    Accrued dividends payable                             --            28,492
    Accrued interest payable                              --            15,409
    Accrued liabilities                                   --             3,125
                                                    --------         ---------

                                                          --           424,684
                                                    --------         ---------


Long-term debt                                       117,655                --
                                                    --------         ---------
Long-term employee defined benefits                   10,617            10,617
                                                    --------         ---------
Deferred income tax liabilities                        8,195             8,373
                                                    --------         ---------
Redeemable preferred stock                                --            56,757
                                                    --------         ---------

Stockholders' equity (deficit):
  Preferred stock, no par value;
    10,000,000 shares authorized;
    none issued and outstanding
   at December 31, 2000                                   --                --
Common stock, $.01 par value;
    40,000,000 shares authorized;
    6,760,659 shares issued and
    outstanding at December 31, 2000                      68                --
  Additional paid-in-capital                         138,332                --
  Class A common stock                                    --           100,870
  Class B common stock                                    --             5,148
  Accumulated deficit                                     --          (249,725)
                                                    --------         ---------
       Total stockholders' equity (deficit)          138,400          (143,707)
                                                    --------         ---------
                                                    $343,659         $ 483,790
                                                    ========         =========



   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (In thousands, except per share data)
                                  (Unaudited)



                                                            Predecessor Company
                                                       -----------------------------
                                                          2000               1999
                                                       ---------          ---------


Net sales                                              $ 112,183          $ 126,169
Cost of sales                                            134,257            126,863


     Gross margin                                        (22,074)              (694)
Selling, general and administrative
     expenses                                              4,712              3,348
                                                       ---------          ---------
     Loss from operations                                (26,786)            (4,042)
                                                       ---------          ---------
Other income (expense):
     Interest and other income                                56                 53
     Interest expense (total contractual
       interest of $11,332 and $9,752 in
       2000 and 1999, respectively)                       (3,065)            (1,485)
     Gain on asset sales                                      --              8,349
                                                       ---------          ---------
                                                          (3,009)             6,917
                                                       ---------          ---------
Income (loss) before reorganization
     items and extraordinary item                        (29,795)             2,875
Reorganization items                                       2,493              1,114
                                                       ---------          ---------

Net income (loss) before extraordinary item              (32,288)             1,761
Extraordinary item:
     Gain on cancellation of indebtedness                249,289                 --
                                                       ---------          ---------
Net income                                               217,001              1,761

Less redeemable preferred stock dividends
     and accretion for original issue discount               191                187
                                                       ---------          ---------

Net income applicable to common shares                 $ 216,810          $   1,574
                                                       =========          =========


Basic and diluted net income per common
     share:
     Net income (loss) before extraordinary
       item                                            $   (1.93)         $     .09
     Extraordinary item                                    14.79                 --
                                                       ---------          ---------
     Net income                                        $   12.86          $     .09
                                                       =========          =========

Weighted average common shares outstanding                16,854             16,854
                                                       =========          =========


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                              GENEVA STEEL HOLDINGS CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)
                                      (Unaudited)


                                                            Predecessor Company
                                                        ----------------------------

                                                           2000               1999
                                                        ---------          ---------


Cash flows from operating activities:
     Net income                                         $ 217,001          $  1,761
     Adjustments to reconcile net income
         to net cash provided by (used for)
         operating activities:
     Depreciation                                          10,389            10,681
     Amortization                                             329               198
     Gain on cancellation of indebtedness                (249,289)               --
     Gain on asset sales                                       --            (8,349)
         (Increase) decrease in current
         assets-
         Accounts receivable, net                          (5,799)            2,633
         Inventories                                        4,350             1,525
         Prepaid expenses and other                         3,644              (144)
         Increase (decrease) in current
         liabilities-
         Accounts payable                                  18,843            (2,110)
         Accrued liabilities                               (1,357)           (3,431)
         Accrued payroll and related taxes                    278               517
         Accrued interest payable                             225                --
         Accrued pension and profit sharing
              costs                                           104               869
                                                        ---------          --------


     Net cash provided by (used for)
         operating activities                              (1,282)            4,150
                                                        ---------          --------

Cash flows from investing activities:
     Purchases of property, plant and equipment            (1,452)             (639)
     Proceeds from sale of property, plant and
         equipment                                             --             8,595
                                                        ---------          --------

     Net cash provided by (used for)investing
         activities                                     $  (1,452)         $  7,956
                                                        ---------          --------


      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                          GENEVA STEEL HOLDINGS CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)
                                  (Unaudited)


                                                                     Predecessor Company
                                                                 ---------------------------
                                                                    2000              1999
                                                                 ---------          --------

Cash flows from financing activities:
     Borrowings from credit facilities                           $  18,991          $  1,353
     Payments on credit facilities                                 (97,740)          (13,850)
     Borrowings on long-term debt                                  116,069                --
     Payments of deferred loan costs                                (6,989)               --
     Change in bank overdraft                                       (4,735)              391
                                                                 ---------          --------


     Net cash provided by (used for)
         financing activities                                       25,596           (12,106)
                                                                 ---------          --------


Net change in cash                                                  22,862                --

Cash at beginning of period                                             --                --
                                                                 ---------          --------

Cash at end of period                                            $  22,862          $     --
                                                                 =========          ========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:

         Interest                                                $   3,065          $  1,064


Supplemental disclosure of noncash operating activities:

Cancellation of indebtedness                                     $ 387,689          $     --
Extinguishment of old common stock                                (106,018)               --
Issuance of new common stock                                       138,400                --




      The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES
    BANKRUPTCY CODE

On February 1, 1999, Geneva Steel Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. Beginning in fiscal year 1998, the Company's operating results were severely affected by, among other things, a dramatic surge in steel imports. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. While in Chapter 11 bankruptcy, the Company remained in possession of its properties and assets and continued to manage its business as debtor-in-possession subject to the supervision of the Bankruptcy Court.

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan, Geneva Steel Company changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company (Geneva Steel LLC), and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. Geneva Steel Company transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly-owned subsidiaries of Geneva Steel Holdings Corp. The Company also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp., which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

Geneva Steel Holdings Corp. (the "Reorganized Company") is the successor registrant to Geneva Steel Company (the "Predecessor Company"). When appropriate to the context, the "Company" refers to both Geneva Steel Holdings Corp. and its predecessor, Geneva Steel Company.

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock of Geneva Steel Company were terminated. Shares of common stock of Geneva Steel Holdings

Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claims. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes approximately $14 million of disputed claims. No shares of the common stock of Geneva Steel Holdings Corp. have been issued as yet for the disputed claims. Approximately 324,000 additional shares may be issued to unsecured creditors upon resolution of the disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock in Geneva Steel Holdings Corp. Secured creditors of the Company were paid from the proceeds of the term loan. The gain on cancellation of indebtedness aggregated $249.3 million and has been treated as an extraordinary item in the accompanying condensed consolidated financial statements for the three months ended December 31, 2000.

Under the terms of an executive stock option program included in the Plan approved by the Bankruptcy Court, the executive officers and a manager of the Company received options to purchase an aggregate of 5% of the shares of common stock of Geneva Steel Holdings Corp. on a fully diluted basis. These options vest 25% on the date of grant and 25% on the first, second, and third anniversaries of the date of grant. The options have a term of ten years from the date on which they vest. The exercise price will be based on the lower of an average closing trading price for a specified period of time subsequent to the effective date.

In an effort to encourage certain key employees to remain with the Company during the reorganization process, the Bankruptcy Court approved a retention program (the "Retention Program"). Under the Retention Program, five executives and thirty-two managers earned emergence bonuses. Each executive earned an emergence bonus equal to 50% of their annual salary with half paid in cash and half paid in common stock of the Reorganized Company (with the exception of the Chief Executive Officer who will receive all of his bonus in shares of the new common stock.) The number of shares of common stock to be delivered to each of the executives was determined based on the average closing trading price for the common stock of Geneva Steel Holdings Corp. for a specified period of time subsequent to the consummation of the Plan which is 228,863. Each manager earned an emergence bonus equal to 25% of their annual salary with such bonus to be paid in cash.

The Plan also provided each holder of unsecured debt a right to participate in a $25 million preferred stock rights offering in the Reorganized Company. The Company had previously entered into two standby purchase agreements for the purchase of up to $25 million of the new preferred stock. The standby purchaser that would have purchased up to $10 million of the preferred stock funded a portion of the $110 million term loan and was released from its standby purchase agreement. The other standby purchaser took the position that for a number of reasons, including the assertion of a material adverse change, it was no longer bound by its standby commitment to purchase up to $15 million of the preferred stock and filed a lawsuit seeking a declaratory judgment that it was no longer bound. The Reorganized Company and the standby purchaser have settled the lawsuit, subject to Bankruptcy Court approval, through a payment to the Reorganized Company of a nominal settlement amount. In light of current capital market conditions for steel companies, the recent trading value of the common stock of Geneva Steel Holdings Corp. and the lack of any standby commitments, the Company has elected not to proceed with its preferred stock rights offering, subject to appropriate Bankruptcy Court approval.

The above is only a summary of the Plan and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company's current report on Form 8-K dated December 14, 2000.

(2)        INTERIM CONDENSED FINANCIAL STATEMENTS

Geneva Steel Holdings Corp. (the "Reorganized Company") is the successor registrant to Geneva Steel Company (the "Predecessor Company"). When appropriate to the context, the "Company" refers to both Geneva Steel Holdings Corp. and its predecessor, Geneva Steel Company.

In December 2000, the Company changed its year end from September 30 to December
31. As a result of the year end change, the Company is filing this transition report with the Securities and Exchange Commission for the period October 1, 2000 to December 31, 2000.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

Due to the Company's emergence from the Chapter 11 bankruptcy and implementation of fresh start accounting (See Note 3), condensed consolidated financial statements for the Reorganized Company as of December 31, 2000 and for the periods subsequent to December 31, 2000 will not be comparable to those of the Predecessor Company for the periods prior to December 31, 2000. For financial reporting purposes, the effective date of the plan of reorganization is considered to be the close of business on December 31, 2000; therefore, certain transactions on January 3, 2001 are reflected in the condensed consolidated financial statements as of December 31, 2000.

A line has been drawn between the accompanying condensed consolidated balance sheets as of December 31, 2000 and September 30, 2000 to distinguish between the Reorganized Company and the Predecessor Company.

The results of operations for the interim periods shown are for the Predecessor Company and are not to be considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Reorganized Company.

(3)   FRESH START ACCOUNTING

As of December 31, 2000, the Reorganized Company adopted fresh start accounting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", (SOP 90-7). Implementation of fresh start accounting resulted in material changes to the condensed consolidated balance sheet, including valuation of assets at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities pursuant to provisions of the Plan and valuation of equity based on a valuation of the business prepared by the independent financial advisors of the Company.

The reorganization value of $134.8 million was based on the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected five year financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry. The Predecessor Company's stockholders' deficit was eliminated in fresh start accounting.

The valuation was based upon a number of estimates and assumptions which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the value of the Company's common stock may, and currently does, differ materially from the valuation.

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 will not alter the determination of the fresh-start reorganization equity value because such value is not contingent upon the Company achieving the projected results.

The Company's emergence from the Chapter 11 proceeding and the adoption of fresh start accounting resulted in the following adjustments to the Company's condensed consolidated balance sheet as of December 31, 2000 (dollars in thousands):


                                                                    Adjustments to Record
                                               Predecessor           Confirmation of Plan            Reorganized
                                                 Company          Cancellation        Fresh           Company
                                            December 31, 2000   of Indebtedness       Start        December 31,2000
                                            -----------------   ---------------     ---------      ----------------

ASSETS

     Cash                                     $   3,266          $      --          $  19,596          $ 22,862
     Accounts receivable, net                    63,011                200                 --            63,211
     Inventories                                 54,341                 --                 --            54,341
     Deferred income taxes                        8,195                 --                 --             8,195
     Prepaid expenses and
         other                                    1,422                 --                 --             1,422
                                              ---------          ---------          ---------          --------
              Total current assets              130,235                200             19,596           150,031

     Property, plant and
         equipment, net                         334,291                 --           (158,544)          175,747
     Other assets                                12,321                 --              5,560            17,881
                                              ---------          ---------          ---------          --------
              Total assets                    $ 476,847          $     200          $(133,388)         $343,659
                                              =========          =========          =========          ========

LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)

     Senior notes                             $ 325,000          $(325,000)         $      --          $     --
     Accounts payable                            92,274            (43,648)            (5,585)           43,041
     Accrued dividends payable                   28,492                 --            (28,492)               --
     Accrued interest payable                    15,639            (15,634)                (5)               --
     Accrued liabilities                         16,780             (3,207)              (483)           13,090
     Accrued payroll and related
         taxes                                    9,633                 --                 --             9,633
     Accrued pension and profit
         sharing costs                              689                 --                 --               689
     Revolving credit facility                   85,265                 --            (85,265)               --
     Current portion of long-term
         debt                                     3,500                 --             (1,161)            2,339
                                              ---------          ---------          ---------          --------
         Total current liabilities              577,272           (387,489)          (120,991)           68,792
                                              ---------          ---------          ---------          --------
Long-term debt                                       --                 --            117,655           117,655
                                              ---------          ---------          ---------          --------
Long-term employee defined benefits              10,617                 --                 --            10,617
                                              ---------          ---------          ---------          --------
Deferred income tax liabilities                   8,195                 --                 --             8,195
                                              ---------          ---------          ---------          --------
Redeemable preferred stock                       56,948                 --            (56,948)               --
                                              ---------          ---------          ---------          --------
Stockholders' Equity (Deficit):
     Common stock                                    --                 68                 --                68
     Additional paid-in-capital                      --            138,332                 --           138,332
     Class A common stock                       100,870                 --           (100,870)               --
     Class B common stock                         5,148                 --             (5,148)               --
     Accumulated deficit                       (282,203)                --            282,203                --
                                              ---------          ---------          ---------          --------

           Total stockholders' equity
              (deficit)                        (176,185)           138,400            176,185           138,400
                                              ---------          ---------          ---------          --------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                         $ 476,847          $(249,089)         $ 115,901          $343,659
                                              =========          =========          =========          ========



(4)   INVENTORIES

      Inventories were comprised of the following components (in thousands):

                                                  December 31,     September 30,
                                                      2000             2000
                                                  ------------     -------------

      Raw materials                                  $  8,467           $ 17,574

      Semi-finished and finished goods                 43,347             38,808
      Operating materials                               2,527              2,309
                                                 ------------       ------------
                                                    $ 54,341            $ 58,691
                                                 ============       ============


(5)   EARNINGS PER SHARE

Earnings per share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive common stock equivalents using the treasury stock method.

As a result of the Company's emergence from Chapter 11 bankruptcy and the implementation of fresh start accounting, the presentation of earnings per share is not meaningful for the periods presented in the accompanying condensed consolidated financial statements.

(6)   LONG-TERM DEBT

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, that provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and equipment of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement requires relatively small quarterly principal amortization payments beginning in June 2001 and is due and payable in full on September 30, 2005. The loan structure contains various tranches requiring different interest rates. The overall blended rate is approximately 9.3% at January 3, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by a first lien on Geneva Steel LLC's inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on March 31, 2005. Interest is payable at the defined base rate (9.0% at January 3, 2001) plus 1.75% or the defined LIBOR rate (6.3% at January 3,

2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 60%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that such covenants and tests can be satisfied on an ongoing basis. As of January 4, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $85.5 million under the Revolving Credit Facility. As of January 4, 2001, the Company had $81.6 million available under the Revolving Credit Facility, with $3.9 million in borrowings.

The terms of the Revolving Credit Facility and the Term Loan include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Term Loan also include, among others, a minimum liquidity threshold below which certain financial covenants apply, a limitation on dividends and distributions on capital stock of the Company, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens.

In addition, the Company entered into notes payable of approximately $6.1 million with four creditors as a result of the plan of reorganization. The payment terms of the notes range from six months to six years. One of the notes has an interest rate of 6%. The other three notes payable have no stated interest rate, but include imputed interest at 8.75%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

Background

Geneva Steel Holdings Corp. through its subsidiaries, owns and operates an integrated steel mill located near Provo, Utah. The Company produces and markets a variety of products, including flat and coiled plate, sheet, pipe, and slabs. The Company sells primarily to steel service centers and distributors. In addition, the Company sells finished products to various end users of steel products, including manufacturers of welded tubing, highway guardrail, storage tanks, railcars, barges, and agricultural and industrial equipment. The Company also sells slabs to other producers of finished steel products.

The Company's steel mill facilities include four coke oven batteries, three blast furnaces, two basic oxygen process furnaces, a continuous casting facility, a combination continuous rolling mill, and various finishing facilities, including a pipe mill. The Company's in-line caster and continuous rolling mill are among the widest in the world, permitting slabs to be cast and rolled in widths up to 126 inches.

Overview

On February 1, 1999, Geneva Steel Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. Beginning in fiscal year 1998, the Company's operating results were severely affected by, among other things, a dramatic surge in steel imports. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. While in Chapter 11 bankruptcy, the Company remained in possession of its properties and assets and continued to manage its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court.

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is

85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan, Geneva Steel Company changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company (Geneva Steel LLC), and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. Geneva Steel Company transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly-owned subsidiaries of Geneva Steel Holdings Corp. The Company also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp., which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

Geneva Steel Holdings Corp. (the "Reorganized Company") is the successor registrant to Geneva Steel Company (the "Predecessor Company"). When appropriate to the context, the "Company" refers to both Geneva Steel Holdings Corp. and its predecessor, Geneva Steel Company.

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock of Geneva Steel Company were terminated. Shares of common stock of Geneva Steel Holdings Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claim. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes approximately $14 million of disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000, rather than shares of common stock in Geneva Steel Holdings Corp. Secured creditors of the Company were paid from the proceeds of the term loan. The gain on cancellation of indebtedness aggregated $249.3 million and has been treated as an extraordinary item in the Company's condensed consolidated financial statements for the three months ended December 31, 2000.

Under the terms of an executive stock option program included in the Plan approved by the Bankruptcy Court, the executive officers and a manager of the Company received options to purchase an aggregate of 5% of the shares of common stock of Geneva Steel Holdings Corp. on a fully diluted basis. These options vest 25% on the date of grant and 25% on the first, second, and third anniversaries of the date of grant. The options have a term of ten years from the date on which they vest. The exercise price will be based on the lower of an average closing trading price for a specified period of time subsequent to the effective date.

In an effort to encourage certain key employees to remain with the Company during the reorganization process, the Bankruptcy Court approved a retention program (the "Retention Program"). Under the Retention Program, five executives and thirty-two managers earned emergence bonuses. Each executive earned an emergence bonus equal to 50% of their annual salary with half paid in cash and half paid in common stock of the Reorganized Company (with the exception of the Chief Executive Officer who will receive all of his bonus in shares of the new common stock.) The number of shares of common stock to be delivered to each of the executives was determined based on the average closing trading price for the common stock of Geneva Steel Holdings Corp. for a specified period of time subsequent to the consummation of the Plan which is 228,863. Each manager earned an emergence bonus equal to 25% of their annual salary with such bonus to be paid in cash.

The Plan also provided each holder of unsecured debt a right to participate in a $25 million preferred stock rights offering in the Reorganized Company. The Company had previously entered into two standby purchase agreements for the purchase of up to $25 million of the new preferred stock. The standby purchaser that would have purchased up to $10 million of the preferred stock funded a portion of the $110 million term loan and was released from its standby purchase agreement. The other standby purchaser took the position that for a number of reasons, including the assertion of a material adverse change, it was no longer bound by its standby commitment to purchase up to $15 million of the preferred stock and filed a lawsuit seeking a declaratory judgment that it was no longer bound. The Reorganized Company and the standby purchaser have settled the lawsuit, subject to Bankruptcy Court approval, through a payment to the Reorganized Company of a nominal settlement amount. In light of current capital market conditions for steel companies, the recent trading value of the common stock of Geneva Steel Holdings Corp. and the lack of any standby commitments, the Company has elected not to proceed with its preferred stock rights offering, subject to appropriate Bankruptcy Court Approval.

As of December 31, 2000, the Reorganized Company adopted fresh start accounting in accordance with statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh start accounting, the reorganization fair value of the Company was allocated to the entity's assets; the accumulated deficit was eliminated; the Class A and Class B common stock, redeemable preferred stock and Senior Notes were eliminated; and equity in the Geneva Steel Holdings Corp was issued.

As a result of the Company's emergence from bankruptcy and implementation of fresh start accounting, the Reorganized Company's consolidated financial statements as of December 31, 2000 and for periods subsequent to December 31, 2000 are not comparable to those of the Predecessor Company for periods prior to December 31, 2000. For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 31, 2000.

The following is managements' discussion and analysis of financial condition of the Reorganized Company at December 31, 2000, and the results of operations for the three months ended December 31, 2000 and 1999 for the Predecessor Company. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto disclosed above in this quarterly report.

Results of Operations

The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                                 Three Months Ended December 31,
                                                 -------------------------------

                                                      2000             1999
                                                      ----             ----

Net sales                                            100.0%           100.0%
Cost of sales                                        119.7            100.6
                                                    ------           ------

Gross margin                                         (19.7)            (0.6)

Selling, general and administrative
    expenses                                           4.2              2.6
                                                    ------           ------
Loss from operations                                 (23.9)            (3.2)
                                                    ------           ------

Other income (expense):
    Interest and other income                          0.1              0.1
    Interest expense                                  (2.8)            (1.2)
    Gain on sale of assets                              --              6.6
                                                    ------           ------
                                                      (2.7)             5.5
                                                    ------           ------

Loss before reorganization items and
   extraordinary item                                (26.6)             2.3

Reorganization items                                   2.2              0.9
                                                    ------           ------

Net income (loss) before extraordinary item          (28.8)             1.4
Extraordinary item:
    Gain on cancellation of indebtedness             222.2               --
                                                    ------           ------
Net income                                           193.4%             1.4%
                                                    ======           ======

The following table sets forth the product sales mix (including secondary products) in tons shipped for the periods indicated (tons in thousands):

                                Three Months Ended December 31,
                                -------------------------------
                                    2000               1999
                                    ----               ----
Cut-to-Length Plate                  127                123
Sheet                                153                251
Pipe                                  44                 36
Slab                                  80                 34
                                     ---                ---
                                     404                444
                                     ===                ===


Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999

Net sales decreased approximately 11.1% primarily due to decreased shipments of approximately 39,700 tons and lower average selling prices for the three months ended December 31, 2000 as compared to the same period in the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet and slab products decreased by 4.3% and 15.2%, respectively, while the weighted average sales price of pipe and plate products increased by approximately 7.6% and 6.7%, respectively, in the three months ended December 31, 2000 as compared to the same period in the previous fiscal year. Shipped tonnage of sheet products decreased approximately 97,400 tons or 38.8%, while shipped tonnage of pipe, plate and slab products increased approximately 7,400 tons or 20.4%, 4,000 tons or 3.2% and 46,300 tons or 138.5%, respectively, between the two periods. The changes in overall volume, price, and product mix were primarily the result of declining market conditions.

Steel imports into the U.S. and domestic steel inventory levels have recently been high and are adversely affecting the Company's order entry and pricing. Additionally, new plate production capacity is being added in the domestic market. The Company expects that its overall price realization and shipments will remain at relatively low levels in the first calendar quarter and negatively impact the financial performance of the Company during the first calendar quarter of 2001 and potentially beyond that period.

As a result of weaker market conditions, the Company operated two blast furnaces at a reduced pace during the quarter. Given continued weak market conditions, the Company has idled its #2 blast furnace temporarily during which time repairs are being made that are expected to significantly defer the next required reline. Consequently, the Company is currently operating at a one-blast furnace level. The Company intends to idle its #1 blast furnace currently in operation to perform similar repairs as soon as the #2 blast furnace repairs are completed. The Company believes that the repairs to the #1 blast furnace can be completed by May 31, 2001 or perhaps earlier, at which time the Company could return to a two-blast furnace operation if market conditions warrant doing so.

On November 13, 2000, several U.S. steel producers filed antidumping cases against imports of hot-rolled sheet (which includes coiled plate) from eleven countries: Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine. Countervailing duty (subsidy) cases were also filed against imports from Argentina, India, Indonesia, South Africa and Thailand. The International Trade Commission made unanimous affirmative preliminary determinations of a reasonable indication of injury on December 28, 2000. Petitioners intend to file critical circumstance allegations if imports from the respondent countries surge, which could result in the imposition of duties effective as early as January 2001. The Company expects that these cases will ultimately have a significant beneficial effect on the market, although there can be no assurance as to the outcome or effect.

Given the filing of additional trade cases with respect to flat-rolled coiled products and reduced domestic production levels over the past months, the Company expects the market for at least certain of its products to improve during 2001, although there can be no assurance that such will be the case. On February 6, 2001, the Company announced price increases of $20 per ton on hot-rolled sheet products and $10 per ton on all plate and plate in coil products. The price increases are effective immediately. Existing orders will not be subject to the increases through March 2001 delivery. Lead times for the Company's products are extending as the order entry rate is exceeding the Company's production capability at its current one blast furnace level. If market conditions warrant, the Company will return to a two-blast furnace operating level as soon as repairs to the #1 blast furnace are completed.

As of January 31, 2001, the Company had estimated total orders on hand of approximately 67,200 tons, compared to approximately 180,000 tons as of January 31, 2000.

Domestic competition remains intense and imported steel continues to adversely affect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is higher than that of most other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

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

Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 119.7% for the three months ended December 31, 2000, as compared to 100.6% for the same period in the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $45 per ton between the two periods, primarily as a result of production inefficiencies associated with operating two-blast furnaces at a significantly reduced pace and significantly higher natural gas costs. Operating costs per ton increased as production volume decreased in part because fixed costs were allocated over fewer tons.

During the three months ended December 31, 2000 and continuing into 2001, natural gas prices have significantly increased. The lower production volumes and higher natural gas costs are continuing to have an adverse impact on the Company's results of operations.

The Company's union contract expires on April 30, 2001. In late 1999, the Company participated in informal discussions with the union regarding a possible extension of the union contract, but was unable to reach agreement on terms and conditions for such an extension. Several issues could not be resolved at that time in a manner acceptable to the parties. The Company intends to commence formal discussions with the union in advance of the current expiration date of the union contract. There can be no assurance, however, that a new labor agreement satisfactory to the Company can be reached. The Company's operations and future profitability will be adversely affected to the extent that it is unable to reach a new labor agreement with the union on terms and conditions satisfactory to the Company.

Depreciation costs included in cost of sales decreased approximately $0.3 million for the three months ended December 31, 2000, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower depreciable asset base. Implementation of fresh start accounting as of December 31, 2000 will reduce the depreciable asset base and the resulting depreciation expense in future periods.

Selling, general and administrative expenses for the three months ended December 31, 2000 increased approximately $1.4 million as compared to the same period in the previous fiscal year. These higher expenses were due primarily to retention payments accrued as a result of the Company's emergence from Chapter 11 to retain certain key management employees during the bankruptcy process. The retention agreements were approved by the Bankruptcy Court early in the bankruptcy process.

Interest expense increased approximately $1.6 million during the three months ended December 31, 2000 as compared to the same period in the previous fiscal year as a result of higher average borrowings outstanding under the Company's revolving credit facility in the three months ended December 31, 2000.

During the three months ended December 31, 2000 and 1999, the Company recorded approximately $2.5 million and $1.1 million, respectively, in fees and expenses related to its Chapter 11 reorganization efforts. These expenses have been included in the reorganization items in the statements of operations. The increase in the three months ended December 31, 2000 were related to increased professional fees related to the emergence from Chapter 11 bankruptcy.

Liquidity and Capital Resources

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, which provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and fixed assets of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement requires relatively small quarterly principal amortization payments beginning in June 2001 and is due and payable in full on September 30, 2005. The loan structure contains various tranches requiring different interest rates. The overall blended rate is approximately 9.3% at January 3, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by Geneva Steel LLC's inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on March 31, 2005. Interest is payable at the defined base rate (9.0% at January 3, 2001) plus 1.75% or the defined LIBOR rate (6.3% at January 3, 2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 60%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that such covenants and tests can be satisfied on an ongoing basis. As of February 16, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $76.3 million under the Revolving Credit Facility. As of February 16, 2001, the Company had $65.9 million available under the Revolving Credit Facility, with $6.5 million in borrowings and $3.9 million in outstanding letters of credit.

The terms of the Revolving Credit Facility and the Term Loan include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Term Loan also include, among others, a limitation on dividends and distributions on capital stock of the Company, a minimum liquidity threshold below which certain financial covenants apply, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens.

At December 31, 2000, the Company's balance sheet included cash of $22.9 million from the proceeds of the Term Loan. The cash was used in early January 2001 primarily to pay accounts payable then due of approximately $18 million. During the three months ended December 31, 2000, the Company's accounts payable increased as a result of delays in the financial closings associated with the emergence from bankruptcy.

Besides the above-described financing activities, the Company's other source of potential liquidity is cash provided by operating activities. Net cash used for operating activities was $1.3 million for the three months ended December 31, 2000, as compared with net cash provided by operating activities of $4.2 million for the three months ended December 31, 1999. The uses of cash for operating activities during the three months ended December 31, 2000 included a net loss of $32.3 million (after adjusting for the gain on cancellation of indebtedness of $249.3 million), an increase in accounts receivable of $5.8 million and an increase in accrued liabilities of $1.4 million. These uses of cash were offset by depreciation and amortization of $10.7 million, an increase in accounts payable of $18.8 million, a decrease in inventories of $4.4 million, a decrease in prepaid expenses of $3.6 million and a decrease in accrued payroll and related taxes of $0.3 million.

During the bankruptcy, the Company supplemented its liquidity by the sale of certain non-core assets. During the three months ended December 31, 1999, the Company completed the sale of its quarry for $10.0 million and received $8.5 million and $1.5 million in October 1999 and September 2000, respectively. Pursuant to the sale, the Company entered into a contract with the buyer of the quarry for the purchase of limestone to meet its production requirements at a per ton price that is lower than the Company's historical production cost.

Capital expenditures were $1.4 million and $0.6 million for the three months ended December 31, 2000 and 1999, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization and capital maintenance efforts. Capital expenditures for fiscal year 2001 have been revised in light of current market conditions and are now budgeted at approximately $15 million, which includes the blast furnace repairs described above (and excludes any significant spending on the Company's planned walking beam furnace), and minimal maintenance spending. Given the Company's recent emergence from Chapter 11, current market conditions, and the uncertainties created thereby, the Company is continuing to closely monitor and control its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect further to adjust the design, timing and budgeted expenditures of its capital plan.

Quantative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in interest rates related to the Company's credit facility and Term Loan. Variable interest rates may rise, which could increase the amount of interest expense. At December 31, 2000, the Company had variable rate debt outstanding from its credit facilities totaling $110 million. The Company entered into an interest collar with a cap to eliminate exposure of a LIBOR interest rate above 8.8% on $75 million of its Term Loan as required by its Revolving Credit Facility. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for the Company's variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $275,000 in interest expense for the three months ended December 31, 2000.

Factors Affecting Future Results

The Company's future operations and liquidity will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase sales volumes, shift its product mix and improve throughput rates and production efficiencies. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions, including the outcome and effect of trade cases. Because of current market conditions, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance, financial condition and future results of the Company. Furthermore, continued weak market conditions or a disruption in the Company's operations would cause the Company to continue to experience negative cash flow.

The short-term and long-term liquidity of the Company is also dependent upon other factors including vendor credit support; availability of capital; foreign currency fluctuations; competitive and market forces; capital expenditure requirements and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations and borrowings under the Revolving Credit Facility will provided sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. The Company also faces labor negotiations with the expiration of its union labor agreement on April 30, 2001. The Company is currently unable to predict the effect such negotiations will have on the Company's operations and financial condition.

Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to realize the announced price increases, resolution of certain pending claims and of other issues in the Company's Chapter 11 proceedings, the Company's expectation that prices and shipments will improve, production efficiencies, the effect of higher natural gas prices, the level of future required capital expenditures, the cost and time required for blast furnace repairs, that the anticipated cash from operations and borrowings on the Revolving Credit Facility will provide sufficient liquidity and continued access to the Revolving Credit Facility, the effect of the labor contract expiration and related labor negotiations, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein and in the Company's press releases and other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 1, 1999, Geneva Steel Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. Beginning in fiscal year 1998, the Company's operating results were severely affected by, among other things, a dramatic surge in steel imports. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. While in Chapter 11 bankruptcy, the Company remained in possession of its properties and assets and continued to manage its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court.

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan, Geneva Steel Company changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company (Geneva Steel LLC), and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. Geneva Steel Company transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly-owned subsidiaries of Geneva Steel Holdings Corp. The Company also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp., which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock of Geneva Steel Company were terminated. Shares of common stock of Geneva Steel Holdings Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claim. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes approximately $14 million of disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock in Geneva Steel Holdings Corp.

Secured creditors of the Company were paid in full from the proceeds of the term loan. The gain on cancellation of indebtedness aggregated $249.3 million and has been treated as an extraordinary item in the Company's condensed consolidated financial statements for the three months ended December 31, 2000.

Under the terms of an executive stock option program included in the Plan approved by the Bankruptcy Court, the executive officers and a manager of the Company received options to purchase an aggregate of 5% of the shares of common stock of Geneva Steel Holdings Corp. on a fully diluted basis. These options vest 25% on the date of grant and 25% on the first, second, and third anniversaries of the date of grant. The options have a term of ten years from the date on which they vest. The exercise price will be based on the lower of an average closing trading price for a specified period of time subsequent to the effective date.

In an effort to encourage certain key employees to remain with the Company during the reorganization process, the Bankruptcy Court approved a retention program (the "Retention Program"). Under the Retention Program, five executives and thirty-two managers earned emergence bonuses. Each executive earned an emergence bonus equal to 50% of their annual salary with half paid in cash and half paid in common stock of the Reorganized Company (with the exception of the Chief Executive Officer who will receive all of his bonus in shares of the new common stock.) The number of shares of common stock to be delivered to each of the executives was determined based on the average closing trading price for the common stock of Geneva Steel Holdings Corp. for a specified period of time subsequent to the consummation of the Plan which is 228,863. Each manager earned an emergence bonus equal to 25% of their annual salary with such bonus paid in cash.

The Plan also provided each holder of unsecured debt a right to participate in a $25 million preferred stock rights offering in the Reorganized Company. The Company had previously entered into two standby purchase agreements for the purchase of up to $25 million of the new preferred stock. The standby purchaser that would have purchased up to $10 million of the preferred stock funded a portion of the $110 million term loan and was released from its standby purchase agreement. The other standby purchaser took the position that for a number of reasons, including the assertion of a material adverse change, it was no longer bound by its standby commitment to purchase up to $15 million of the preferred stock and filed a lawsuit seeking a declaratory judgment that it was no longer bound. The Company and the other standby purchaser have settled this lawsuit, subject to Bankruptcy Court approval, through a payment to the company of a nominal settlement amount. In light of current capital market conditions in the industry affecting the Company, the Company has opted to forego its preferred stock rights offering.

Pursuant to a Facility and Site Lease dated May 18, 1995 (the "Cupola Lease") with GATX Capital Corporation ("GATX"), the Company leased a plasma-fired cupola facility. The cupola was intended to supplement the Company's blast furnaces by producing liquid iron through melting scrap metal or other metallic inputs. The Company was unable to develop a cost-effective means of incorporating the cupola into its operations. In an effort to reduce its expenses, the Company elected to reject the Cupola Lease as part of the Company's bankruptcy case. Prior to the rejection of the Cupola Lease, GATX filed a proof of claim in the bankruptcy case in the amount of nearly $44.0 million, which represents the gross or undiscounted unpaid rental obligations and other expenses through the remaining seven years of the Cupola Lease. GATX also filed an amended claim and motion seeking to compel payment and for an administrative claim in the amount of approximately $7.2 million and an unsecured claim in the amount of approximately $30.0 million. On August 22 and 23, 2000, the Bankruptcy Court determined that, even if GATX had an administrative claim, that claim has been paid in full through a post-bankruptcy draw on an $8.4 million letter of credit by GATX and that GATX's allowed unsecured claim is approximately $24.2 million. GATX appealed the Bankruptcy Court's decision as to its $7.2 million administrative expense claim to the United States District Court for the District of Utah and requested, as relief on appeal, allowance of the full $7.2 million as an administrative expense claim in the bankruptcy case pursuant to Section 365(d)(10) of the Bankruptcy Code. The Company continues to dispute GATX's administrative expense claim and has appealed to the Bankruptcy Court's ruling insofar as it added $450,000 for disposition costs to GATX's unsecured claim. A hearing on the appeal has been set for April 6, 2001. Prior to that date, the parties have agreed to seek to resolve their disputes through mediation. If allowed on appeal, and after final resolution of any further appeals and proceedings, the $7.2 mullion administrative expense claim of GATX would be payable in full in cash. The remaining unsecured non-priority claims of GATX are payable only in stock.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Under the terms of the reorganization plan of the Company confirmed by the Bankruptcy Court on December 8, 2000, and implemented on January 3, 2001, all of the rights of the prior holders of equity securities of the Company were terminated. Prior holders of unsecured claims against the Company were issued shares of common stock of the Company in satisfaction of their claims, including accrued interest. The Company has no other class of securities currently issued and outstanding. As described above under MANAGEMENT'S DISCUSSION AND ANALYSIS: Liquidity and Capital Resources, the terms of one or both of the current facilities of the Company currently prohibit the payment of dividends with respect to its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 1, 1999. The Bankruptcy Code prohibited the Company from making payments on unsecured pre-petition debt, including the 9 1/2% Senior Notes due 2004 and the 11 1/8% Senior Notes due 2001.

On implementation of the Plan, these Senior Notes, including accrued interest, were converted to common stock of the Company.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.

        Exhibit                                                 Incorporated            Filed
        Number                   Exhibit                        by Reference           Herewith
        ------                   -------                       ---------------      --------------
          2.1        Third Amended Plan of Reorganization,           (1)
                     as modified, dated  December 8, 2000,
                     of Geneva Steel Company


------------------
(1) Incorporated by reference to report on Form 8-K dated December 14, 2000.

      (b)      Reports on Form 8-K.
               -------------------


      During the three months ended December 31, 2000, the Company filed a report on Form 8-K dated December 1, 2000, reporting the confirmation of its reorganization plan and a change in its year end, a report on Form 8-K dated December 14, 2000, reporting certain amendments to the reorganization plan. Subsequent to December 31, 2000, the Company filed a report on Form 8-K dated January 5, 2001, reporting consummation of the reorganization plan.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GENEVA STEEL HOLDINGS CORP.



                                           By: /s/ DENNIS L. WANLASS
                                               ------------------------------
                                               Dennis L. Wanlass
                                               Vice President, Treasurer and
                                               Chief Financial Officer



Dated: February 20, 2001