Form 10-Q
period 2001-03-31
GENEVA STEEL HOLDINGS CORP
filed 2001-05-15
CIK 1128709

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _________________

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

        7,424,617 shares of Common Stock - $.01 par value, outstanding as of April 30, 2001

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           GENEVA STEEL HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)

ASSETS

                                                     March 31,           December 31,
                                                       2001                 2000
                                                     ---------           ------------
Current assets:
    Cash                                             $      --             $ 22,862
    Accounts receivable, net                            46,260               63,211
    Inventories                                         48,680               54,341
    Deferred income taxes                                8,059                8,195
    Prepaid expenses and other                           4,785                1,422
                                                     ---------             --------

        Total current assets                           107,784              150,031
                                                     ---------             --------

Property, plant and equipment                          178,802              175,747

    Less accumulated depreciation                       (6,452)                  --
                                                     ---------             --------

        Net property, plant and equipment              172,350              175,747
                                                     ---------             --------


Other assets                                            20,238               17,881
                                                     ---------             --------

                                                     $ 300,372             $343,659
                                                     =========             ========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 31,           December 31,
                                                          2001                 2000
                                                        ---------           ------------
    Current liabilities
        Accounts payable                                $  20,061             $ 43,041
        Accrued liabilities                                13,806               13,090
        Accrued payroll and related taxes                   8,998                9,633
        Current portion of long-term debt                   6,289                2,339
        Accrued interest payable                            1,763                   --
        Accrued pension and profit sharing
          costs                                             1,079                  689
                                                        ---------             --------

            Total current liabilities                      51,996               68,792
                                                        ---------             --------

    Long-term debt                                        120,944              117,655
                                                        ---------             --------

    Long-term employee defined benefits                    10,347               10,617
                                                        ---------             --------

    Deferred income tax liabilities                         8,059                8,195
                                                        ---------             --------

    Stockholders' equity:
      Preferred stock, no par value;
        10,000,000 shares authorized;
        none issued and outstanding                            --                   --
      Common stock, $.01 par value;
        40,000,000 shares authorized;
        7,424,617 and 6,760,669 shares
        issued and outstanding, respectively                   74                   68
      Additional paid-in-capital                          139,679              138,332
      Accumulated deficit                                 (30,727)                  --
                                                        ---------             --------

          Total stockholders' equity                      109,026              138,400
                                                        ---------             --------
                                                        $ 300,372             $343,659
                                                        =========             ========

  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Reorganized          Predecessor
                                                          Company              Company

                                                           2001                  2000
                                                         ---------             ---------
Net sales                                                $  98,518             $ 160,737
Cost of sales                                              121,307               155,174
                                                         ---------             ---------

    Gross margin                                           (22,789)                5,563
Selling, general and administrative
    expenses                                                 4,573                 3,819
                                                         ---------             ---------

    Income (loss) from operations                          (27,362)                1,744
                                                         ---------             ---------

Other income (expense):
    Interest and other income                                  206                    48
    Interest expense (total contractual
      interest of $9,773 in 2000)                           (3,571)               (1,506)
                                                         ---------             ---------

                                                            (3,365)               (1,458)
                                                         ---------             ---------

Income (loss) before reorganization
    item                                                   (30,727)                  286

Reorganization item                                             --                 1,952
                                                         ---------             ---------

Net loss                                                   (30,727)               (1,666)

Less redeemable preferred stock dividends
    and accretion for original issue discount                   --                   188
                                                         ---------             ---------

Net loss applicable to common shares                     $ (30,727)            $  (1,854)
                                                         =========             =========

Basic and diluted net loss per common
    share                                                $   (4.42)            $    (.11)
                                                         =========             =========

Weighted average common shares outstanding                   6,945                16,854
                                                         =========             =========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Reorganized           Predecessor
                                                          Company               Company

                                                            2001                 2000
                                                          --------             --------
Cash flows from operating activities:
    Net loss                                              $(30,727)            $ (1,666)
    Adjustments to reconcile net loss
        to net cash provided by (used for)
        operating activities:
    Depreciation                                             6,452               10,600
    Amortization                                               535                  197
    Other                                                       (1)                  (3)
        (Increase) decrease in current
        assets-
        Accounts receivable, net                            16,951                3,197
        Inventories                                          5,661                 (812)
        Prepaid expenses and other                          (3,880)              (2,406)
        Increase (decrease) in current
        liabilities-
        Accounts payable                                   (24,200)               1,969
        Accrued liabilities                                    716                  805
        Accrued payroll and related taxes                     (635)              (1,074)
        Accrued interest payable                             1,763                   --
        Accrued pension and profit sharing
           costs                                               390                  363
                                                          --------             --------

    Net cash provided by (used for)
        operating activities                               (26,975)              11,170
                                                          --------             --------

Cash flows from investing activities:
    Purchases of property, plant and equipment              (5,454)              (1,495)
    Proceeds from sale of property, plant and
        equipment                                               --                    2
                                                          --------             --------

    Net cash used for investing activities                $ (5,454)            $ (1,493)
                                                          ========             ========


  The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Reorganized          Predecessor
                                                              Company              Company

                                                                2001                 2000
                                                              --------             --------
Cash flows from financing activities:
    Borrowings from credit facilities                         $  9,377             $  1,421
    Payments on credit facilities                               (3,756)             (11,540)
    Borrowings on long-term debt                                 2,687                   --
    Payments on long-term debt                                  (1,068)                  --
    Issuance of common stock                                     1,353                   --
    Payments of deferred loan costs                               (246)                (275)
    Change in bank overdraft                                     1,220                  717
                                                              --------             --------

    Net cash provided by (used for)
        financing activities                                     9,567               (9,677)
                                                              --------             --------

Net change in cash                                             (22,862)                  --

Cash at beginning of period                                     22,862                   --
                                                              --------             --------

Cash at end of period                                         $     --             $     --
                                                              ========             ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:

        Interest                                              $  1,273             $  2,678

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2001, in connection with the term debt financing, an option to purchase the Williams Farm Property for $1 million became effective. The option price is estimated at $2.4 million below the fair market value of the property resulting in additional deferred loan fees related to the term debt financing.


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

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan became effective on January 3, 2001 with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

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

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock of Geneva Steel Company were terminated. Shares of common stock of Geneva Steel Holdings Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claims. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which included approximately $14 million of disputed claims. No shares of the common stock of Geneva Steel Holdings Corp. have been issued as yet for the disputed claims. Approximately 324,000 additional shares will be issued to unsecured creditors upon resolution of the disputed claims. Under the Plan, creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock in Geneva Steel Holdings Corp. Secured creditors of the Company were paid from the proceeds of the term loan. The gain on cancellation of indebtedness aggregated $249.3 million and was treated as an extraordinary item in the condensed consolidated financial statements for the three months ended December 31, 2000.

Under the terms of an executive stock option program included in the Plan approved by the Bankruptcy Court, the executive officers and a manager of the Company received options to purchase an aggregate 418,349 shares of common stock of Geneva Steel Holdings Corp. These options vest 25% on the date of grant and 25% on the first, second, and third anniversaries of the date of grant. The options have a term of ten years from the date on which they vest. The exercise price of $2.04 per share was based on the average closing price for 30 trading days after the effective date of the Plan.

In an effort to encourage certain key employees to remain with the Company during the reorganization process, the Bankruptcy Court approved a retention program (the "Retention Program"). Under the Retention Program, five executives and thirty-two managers earned emergence bonuses. Each executive and one manager earned an emergence bonus equal to 50% of their annual salary with half paid in cash and half paid in common stock of the Reorganized Company (with the exception of the Chief Executive Officer who received all of his bonus in shares of the new common stock). A total of 228,863 shares of common stock of Geneva Steel Holdings Corp. were issued to the executives and one manager. The number of shares of common stock was determined based on the average closing price for the common stock of Geneva Steel Holdings Corp. for 30 days after the effective date of the Plan. All other managers earned an emergence bonus equal to 25% of their annual salary, with such bonus to be paid in cash.

The Plan also provided each holder of unsecured debt a right to participate in a $25 million preferred stock rights offering in the Reorganized Company. The Company had previously entered into two standby purchase agreements for the purchase of up to $25 million of the new preferred stock. The standby purchaser that would have purchased up to $10 million of the preferred stock funded a portion of the $110 million term loan and was released from its standby purchase agreement. The other standby purchaser took the position that for a number of reasons, including the assertion of a material adverse change, it was no longer bound by its standby commitment to purchase up to $15 million of the preferred stock and filed a lawsuit seeking a declaratory judgment that it was no longer bound. The Reorganized Company and the standby purchaser have settled the lawsuit. Subsequent to January 3, 2001, the Company elected not to proceed with its preferred stock rights offering due to adverse capital market conditions for steel companies, the trading value of the common stock of Geneva Steel Holdings Corp. and the lack of any standby commitments.

The above is only a summary of the Plan and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company's current report on Form 8-K dated December 14, 2000.

The Company has experienced negative gross margins and significant operating losses since its emergence from Chapter 11 bankruptcy on January 3, 2001. Additionally, the Company has recently entered into an amendment to reduce certain financial covenants under its Revolving Credit Facility. Further amendments may be necessary if operating results do not improve from recent levels. Should the Company's operating results not sufficiently improve and the Company is unable to meet its financial covenants or, if necessary, obtain further amendments to its Revolving Credit Facility, the Company's financial condition and results of operations could be materially adversely effected.

(2)     INTERIM CONDENSED FINANCIAL STATEMENTS

In December 2000, the Company changed its year end from September 30 to December
31. As a result of the year end change, the Company is filing this first quarter report with the Securities and Exchange Commission for the three months ended March 31, 2001. A transition report on Form 10-Q for the period October 1, 2000 to December 31, 2000 was previously filed with the Securities and Exchange Commission.

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

Due to the Company's emergence from the Chapter 11 bankruptcy and implementation of fresh start accounting (See Note 3), condensed consolidated financial statements for the Reorganized Company as of December 31, 2000 and for the periods subsequent to December 31, 2000 will not be comparable to those of the Predecessor Company for the periods prior to December 31, 2000. For financial reporting purposes, the effective date of the Plan of Reorganization is the close of business on December 31, 2000; therefore, certain transactions on January 3, 2001 are reflected in the condensed consolidated financial statements as of December 31, 2000.

A line has been drawn between the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2001 and March 31, 2000 to distinguish between the Reorganized Company and the Predecessor Company.

Certain reclassifications were made in the prior periods condensed consolidated financial statements to conform with the current periods presentation.

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

The reorganization value of $138.4 million was based on the consideration of many factors and various valuation methods, including discounted cash flow analysis using projected five year financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry. The Predecessor Company's stockholders' deficit was eliminated in fresh start accounting.

The valuation was based upon a number of estimates and assumptions which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the trading value of the Company's common stock may, and currently does, differ materially from the valuation.

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 will not alter the determination of the fresh- start reorganization equity value because such value is not contingent upon the Company achieving the projected results.

The Company's emergence from the Chapter 11 proceeding and the adoption of fresh start accounting resulted in the following adjustments to the Company's condensed consolidated balance sheet as of December 31, 2000 (dollars in thousands):

                                                              Adjustments to Record
                                                              Confirmation of Plan
                                         Predecessor      ------------------------------           Reorganized
                                           Company         Cancellation          Fresh               Company
                                      December 31, 2000   of Indebtedness        Start          December 31, 2000
                                      -----------------   ---------------      ---------        -----------------
ASSETS

    Cash                                   $  3,266            $ --            $  19,596(d)          $ 22,862
    Accounts receivable, net                 63,011             200(a)                --               63,211
    Inventories                              54,341              --                   --               54,341
    Deferred income taxes                     8,195              --                   --                8,195
    Prepaid expenses and
        other                                 1,422              --                   --                1,422
                                           --------            ----            ---------             --------
           Total current assets             130,235             200               19,596              150,031

    Property, plant and
        equipment, net                      334,291              --             (158,544)(e)          175,747
    Other assets                             12,321              --                5,560 (f)           17,881
                                           --------            ----            ---------             --------

           Total assets                    $476,847            $200            $(133,388)            $343,659
                                           ========            ====            =========             ========

                                                                         Adjustments to Record
                                                                         Confirmation of Plan
                                              Predecessor          ----------------------------------           Reorganized
                                                Company             Cancellation              Fresh               Company
                                           December 31, 2000       of Indebtedness            Start           December 31, 2000
                                           -----------------       ---------------          ---------         -----------------
LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

    Senior notes                                $ 325,000             $(325,000)(b)         $      --             $     --
    Accounts payable                               92,274               (43,648)(a)            (5,585)(g)           43,041
    Accrued dividends payable                      28,492                    --               (28,492)(h)               --
    Accrued interest payable                       15,639               (15,634)(b)                (5)(i)               --
    Accrued liabilities                            16,780                (3,207)(a)              (483)(g)           13,090
    Accrued payroll and related
        taxes                                       9,633                    --                    --                9,633
    Accrued pension and profit
        sharing costs                                 689                    --                    --                  689
    Revolving credit facility                      85,265                    --               (85,265)(i)               --
    Current portion of long-term
        debt                                        3,500                    --                (1,161)(i)            2,339
                                                ---------             ---------             ---------             --------

        Total current liabilities                 577,272              (387,489)             (120,991)              68,792
                                                ---------             ---------             ---------             --------

Long-term debt                                         --                    --               117,655(g)           117,655
                                                ---------             ---------             ---------             --------
Long-term employee defined benefits                10,617                    --                    --               10,617
                                                ---------             ---------             ---------             --------
Deferred income tax liabilities                     8,195                    --                    --                8,195
                                                ---------             ---------             ---------             --------
Redeemable preferred stock                         56,948                    --               (56,948)(h)               --
                                                ---------             ---------             ---------             --------

Stockholders' Equity (Deficit):
    Common stock                                       --                    68(c)                 --                   68
    Additional paid-in-capital                         --               138,332(c)                 --              138,332
    Class A common stock                          100,870                    --              (100,870)(j)               --
    Class B common stock                            5,148                    --                (5,148)(j)               --
    Accumulated deficit                          (282,203)                   --               282,203 (j)               --
                                                ---------             ---------             ---------             --------

          Total stockholders' equity
           (deficit)                             (176,185)              138,400               176,185              138,400
                                                ---------             ---------             ---------             --------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                            $ 476,847             $(249,089)            $ 115,901             $343,659
                                                =========             =========             =========             ========

------------
(a) To cancel pre-petition liabilities of the Company.

(b) To reflect the cancellation of the Senior Notes and related accrued interest.

(c) To record the issuance of 6,760,669 shares of new common stock (par value $.01) for an aggregate equity value of $138.4 million.

(d) To record cash received as a result of consummation of the Plan from proceeds of new long-term debt less payment of debtor-in-possession financings.

(e) To recognize write-down of net property, plant and equipment to fair market value.

(f) To record deferred loan fees on new debt financings.

(g) To record proceeds of long-term debt and the establishment of certain notes payable to priority creditors upon consummation of the Plan.

(h) To record cancellation of redeemable preferred stock and related accrued dividends payable.

(i) To record repayment of debtor-in-possession financings and related accrued interest.

(j) To eliminate stockholders' deficit of the Predecessor Company.

(4)     INVENTORIES

        Inventories were comprised of the following components (in thousands):

                                                March 31,         December 31,
                                                  2001               2000
                                                --------          -----------
     Raw materials                               $17,339            $ 8,467
     Semi-finished and finished goods             28,656             43,347
     Operating materials                           2,685              2,527
                                                 -------            -------

                                                 $48,680            $54,341
                                                 =======            =======

(5)     EARNINGS PER SHARE

Earnings per share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive common stock equivalents using the treasury stock method. For the three months ended March 31, 2001 and 2000, stock options are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive.

As a result of the Company's emergence from Chapter 11 bankruptcy and the implementation of fresh start accounting, the presentation of earnings per share is not comparable for the three months ended March 31, 2000, presented in the accompanying condensed consolidated financial statements.

(6)     LONG-TERM DEBT

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, that provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and equipment of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement, as amended, requires relatively small monthly principal amortization payments beginning in April 2001 and is due and payable in full on September 30, 2005. The loan is structured in various tranches requiring different interest rates. The overall blended rate was approximately 9.7% at March 31, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants. On April 30, 2001, the Term Loan was amended to change from quarterly principal amortization payments beginning June 2001 to monthly principal amortization payments beginning April 2001 and to provide a two-month cash interest expense reserve of approximately $1.7 million in a cash collateral account.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by a first lien on Geneva Steel LLC's inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on March 31, 2005. Interest is payable at the defined base rate (8.0% at March 31, 2001) plus 1.75% or the defined LIBOR rate (5.57% at March 31, 2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 55%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that such covenants and tests will be satisfied on an ongoing basis. As of March 31, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $69.9 million under the Revolving Credit Facility. As of March 31, 2001, the Company had $56.5 million available under the Revolving Credit Facility, with $9.5 million in borrowings and $3.9 million in outstanding letters of credit and other reserves.

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

In March 2001, the Revolving Credit Facility was amended to extend the date to December 31, 2001 by which the Company is required to enter into an interest rate contract or contracts to provide protection against interest rates exceeding 8.8% per annum on $75 million of debt. On April 30, 2001, the Company entered into a second amendment reducing to $35 million from $50 million the minimum liquidity threshold below which certain financial covenants apply to the Company. If borrowing availability on the Revolving Credit Facility declines below $35 million, the Company becomes subject to an EBITDA to cash interest expense ratio and a senior leverage ratio. These and other financial covenants would most likely not be met if the minimum liquidity threshold drops below $35 million, which would require the Company to request further amendments in order to avoid a default under the Revolving Credit Facility. In addition, the second amendment reduced the maximum capital expenditures and the tangible net worth requirement. There can be no assurance that the Company can stay above the minimum liquidity threshold, meet its financial and other covenants or, if necessary, obtain further amendments to the Revolving Credit Facility.

In addition, the Company entered into notes payable of approximately $6.1 million with four creditors in connection with the implementation of the Plan. The payment terms of the notes range from six months to six years. One of the notes has an interest rate of 6%. The other three notes payable have no stated interest rate, but include imputed interest at 8.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

Geneva Steel Holdings Corp., through its subsidiaries, owns and operates an integrated steel mill located near Provo, Utah. The Company produces and markets a variety of products, including flat and coiled plate, sheet, pipe, and slabs. The Company sells primarily to steel service centers and distributors. In addition, the Company sells finished products to various end users of steel products, including manufacturers of welded tubing, storage tanks, railcars, barges, and agricultural and industrial equipment. The Company also sells slabs to other producers of finished steel products.

The Company's steel mill facilities include four coke oven batteries, three blast furnaces, two basic oxygen process furnaces, a continuous casting facility, a combination continuous rolling mill, and various finishing facilities, including a pipe mill. The Company's in-line caster and continuous rolling mill are among the widest in the world, permitting slabs to be cast and rolled in widths of up to 126 inches.

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

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan became effective on January 3, 2001 with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

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

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock of Geneva Steel Company were terminated. Shares of common stock of Geneva Steel Holdings Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claim. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which included approximately $14 million of disputed claims. No shares of the common stock of Geneva Steel Holdings Corp. have been issued as yet for the disputed claims. Approximately 324,000 additional shares will be issued to unsecured creditors upon resolution of the disputed claims. Under the Plan, creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock in Geneva Steel Holdings Corp. Secured creditors of the Company were paid from the proceeds of the term loan. The gain on cancellation of indebtedness aggregated $249.3 million and was treated as an extraordinary item in the Company's condensed consolidated financial statements for the three months ended December 31, 2000.

The Plan also provided each holder of unsecured debt a right to participate in a $25 million preferred stock rights offering in the Reorganized Company. The Company had previously entered into two standby purchase agreements for the purchase of up to $25 million of the new preferred stock. The standby purchaser that would have purchased up to $10 million of the preferred stock funded a portion of the $110 million term loan and was released from its standby purchase agreement. The other standby purchaser took the position that for a number of reasons, including the assertion of a material adverse change, it was no longer bound by its standby commitment to purchase up to $15 million of the preferred stock and filed a lawsuit seeking a declaratory judgment that it was no longer bound. The Reorganized Company and the standby purchaser have settled the lawsuit, through a payment to the Reorganized Company of a nominal settlement amount. Subsequent to January 3, 2001, the Company elected not to proceed with its preferred stock rights offering due to adverse capital market conditions for steel companies, the trading value of the common stock of Geneva steel Holdings Corp. and the lack of any standby commitments.

As of December 31, 2000, the Reorganized Company adopted fresh start accounting in accordance with statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh start accounting, the reorganization fair value of the Company was allocated to the entity's assets; the accumulated deficit was eliminated; the Class A and Class B common stock, redeemable preferred stock and Senior Notes were eliminated; and equity in Geneva Steel Holdings Corp. was issued.

As a result of the Company's emergence from bankruptcy and implementation of fresh start accounting, the Reorganized Company's consolidated financial statements as of December 31, 2000 and for periods subsequent to December 31, 2000 are not comparable to those of the Predecessor Company for periods prior to December 31, 2000. For financial reporting purposes, the effective date of the Plan of Reorganization is the close of business on December 31, 2000.

The following is managements' discussion and analysis of the financial condition of the Reorganized Company at March 31, 2001, and the results of operations for the Reorganized Company for the three months ended March 31, 2001 and for the Predecessor Company for the three months ended March 31, 2000. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto disclosed above in this quarterly report.

Results of Operations

The following table sets forth the percentage relationship of certain cost and expense items to net sales for the three months ended March 31, 2001 and 2000:

                                                 Reorganized         Predecessor
                                                   Company             Company

                                                     2001                2000
                                                    ------              ------
Net sales                                            100.0%              100.0%
Cost of sales                                        123.1                96.5
                                                    ------              ------
Gross margin                                         (23.1)                3.5

Selling, general and administrative
    expenses                                           4.7                 2.4
                                                    ------              ------

Income (loss)from operations                         (27.8)                1.1
                                                    ------              ------

Other income (expense):
    Interest and other income                          0.2                  --
    Interest expense                                  (3.6)               (0.9)
                                                    ------              ------

                                                      (3.4)               (0.9)
                                                    ------              ------
Income (loss) before reorganization item             (31.2)                0.2

Reorganization item                                     --                 1.2
                                                    ------              ------

Net loss                                             (31.2)%              (1.0)%
                                                    ======              ======


The following table sets forth the product sales mix (including secondary products) in tons shipped for the periods indicated (tons in thousands):

                              Three Months Ended March 31,
                              ----------------------------
                              2001                    2000
                              ----                    ----
Cut-to-Length Plate            146                     151
Sheet                          129                     285
Pipe                            29                      43
Slab                             2                      29
                              ----                    ----

                               306                     508
                              ====                    ====

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

Net sales decreased approximately 38.7% primarily due to decreased shipments of approximately 202,400 tons for the three months ended March 31, 2001 as compared to the same period in the previous year. The weighted average sales price per ton of sheet and slab products decreased by 12.0% and 9.6%, respectively, while the weighted average sales price of pipe and plate products increased by approximately 7.6% and 1.8%, respectively, in the three months ended March 31, 2001 as compared to the same period in the previous year. Shipped tonnage of sheet, pipe, plate and slab products decreased approximately 155,900 tons or 54.8%, 13,500 tons or 31.6%, 5,200 tons or 3.4% and 27,800 tons or 94.8%, respectively, between the two periods. The changes in overall volume, price, and product mix were primarily the result of weak market conditions.

Steel imports into the U.S. and domestic steel inventory levels have been high and are adversely affecting the Company's order entry volume and pricing. Additionally, new plate production capacity is being added in the domestic market. The Company expects that its overall price realization and shipments will remain at relatively low levels for 2001 and negatively impact the financial performance of the Company during 2001 and potentially beyond that period. The Company believes that price realization may increase slightly in the second quarter and that steel demand and pricing may start to strengthen during the second half of the year, but there can be no assurance of such increases in pricing and demand.

As a result of weak market conditions, in January 2001 the Company idled one of its two operating blast furnaces and is since operating at a one-blast furnace level. During the quarter ended March 31, 2001 and during April 2001, the Company idled both of its operating blast furnaces, at different times, to make repairs which are expected to significantly defer the next required reline for each furnace.

The Company owns a 50MW electric generator that can be used to supply electric power and energy for its internal use or for sale into the wholesale electric market. In light of current market conditions for wholesale electricity in the Western United States and continued weak market conditions in the steel industry, the Company has for some time been actively pursuing several alternatives for realizing increased value from its electric generation facilities and its ability to curtail electricity consumption through operational changes. The Company recently reached a verbal agreement with its electric utility supplier pursuant to which the Company will be compensated for shifting its production from 8 of the most critical peak hours each week day, thus reducing the Company's electric load during those hours. In addition, the utility has agreed to pay the Company market-based prices for excess generation that reduces the Company's energy usage in other hours through operation of the generator at higher capacities.

The Company expects to execute a written agreement within a few days. Certain regulatory actions or approvals are necessary for the arrangement. The Company anticipates receiving substantial payments under the power arrangement beginning in June 2001. The power arrangement will extend through at least September 15, 2001, during which time the Company will be limited to a one-blast furnace operation. There can, however, be no assurance that the written agreement will be signed by the utility, that the required regulatory approvals will be granted or that the market-based prices will be as expected.

On November 13, 2000, several U.S. steel producers filed antidumping cases against imports of hot-rolled sheet (which includes coiled plate) from eleven countries: Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine. Imports from these eleven countries increased from 600,000 tons of hot-rolled sheet in 1998 to 4.2 million tons in 2001. Countervailing duty (subsidy) cases were also filed against imports from Argentina, India, Indonesia, South Africa and Thailand. The International Trade Commission ("ITC") made unanimous affirmative preliminary determinations of a reasonable indication of injury on December 28, 2000. On May 2, 2001, the Department of Commerce ("DOC") issued preliminary affirmative antidumping duty margins covering imports of hot-rolled sheet steel from these eleven countries. The preliminary antidumping duties ranged from 2.38% to 239%. The DOC also found companies from five of these countries benefitted from significant government subsidies and imposed preliminary countervailing duties ranging from 7% to 40%. Final antidumping duties are expected to be issued in late July 2001. The ITC is expected to issue a final injury determination by the end of August 2001. The Company expects that these cases will ultimately have a significant beneficial effect on the market, although there can be no assurance as to the outcome or effect.

Given the filing of additional trade cases with respect to flat-rolled coiled products and reduced domestic production levels over the past months, the Company expects the market for at least certain of its products to improve towards the end of 2001, although there can be no assurance that such will be the case. As of April 30, 2001, the Company had estimated total orders on hand of approximately 104,000 tons, compared to approximately 287,000 tons as of April 30, 2000.

Domestic competition remains intense and imported steel continues to adversely affect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is higher than that of most other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. Recent announced price increases have not completely held as weak market conditions continue. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

The Company continues to monitor imports and may join with others in filing additional trade cases or taking other trade action in the future. Existing trade laws and regulations may, however, be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports. Moreover, the preparation and prosecution of trade cases requires several months during which the Company and other domestic producers would continue to suffer the adverse impact of unfairly traded imports. There is no guarantee that domestic markets will not in the future be flooded illegally with foreign imports of products in competition with the Company's products. While the Company intends to oppose all such imports vigorously, there is no guarantee that it will be successful. Consequently, such imports could pose continuing problems for the domestic steel industry and the Company.

Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 123.1% for the three months ended March 31, 2001, as compared to 96.5% for the same period in the previous year. The overall average cost of sales per ton shipped increased approximately $91 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at a one-blast furnace level and significantly higher natural gas costs. Operating costs per ton increased as production volume decreased in part because fixed costs were allocated over fewer tons.

Natural gas prices declined somewhat during the three months ended March 31, 2001, but remain at prices that are nearly double historical levels. The Company expects that lower production volumes and higher natural gas costs will continue to adversely impact the Company's results of operations. The Company expects natural gas costs in the second and third quarters of 2001 to decline slightly, however, there can be no assurance that natural gas costs will decline during those periods.

The Company is party to a collective bargaining agreement with the United States Steelworkers that was scheduled to expire on April 30, 2001, but has been extended through May 31, 2001. The Company believes that, if necessary, an additional extension could be obtained. The Company and the Union are continuing negotiations, but have not yet reached agreement on a new contract. Several issues have not been resolved. There can be no assurance that a new labor agreement satisfactory to the Company can be reached. The Company's operations and future profitability will be adversely affected if it is unable to reach a new labor agreement with the union on terms and conditions satisfactory to the Company.

Depreciation costs included in cost of sales decreased approximately $4.1 million for the three months ended March 31, 2001, compared with the same period in the previous year. This decrease was due to a lower depreciable asset base as a result of implementing fresh start accounting on December 31, 2000.

Selling, general and administrative expenses for the three months ended March 31, 2001 increased approximately $0.8 million as compared to the same period in the previous year. These higher expenses were due primarily to professional fees related to various matters associated with the bankruptcy and registration of the Company's new common stock.

Interest expense increased approximately $2.1 million during the three months ended March 31, 2001 as compared to the same period in the previous year as a result of higher average borrowings outstanding under the Company's debt facilities in the three months ended March 31, 2001 as compared to the debtor-in-possession credit facility for the three months ended March 31, 2000. During the three months ended March 31, 2000, in accordance with federal bankruptcy laws, the Company did not accrue or pay interest on the senior notes of approximately $8.3 million.

During the three months ended March 31, 2000, the Company recorded approximately $2.0 million in fees and expenses related to its Chapter 11 reorganization efforts. These expenses have been included in the reorganization item in the statement of operations. Because the Company consummated its Plan of Reorganization as of December 31, 2000 for financial reporting purposes, no reorganization items were included in the three months ended March 31, 2001.

Liquidity and Capital Resources

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, which provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and fixed assets of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement, as amended, requires relatively small monthly principal amortization payments beginning in April 2001 and is due and payable in full on September 30, 2005. The loan is structured in various tranches requiring different interest rates. The overall blended rate was approximately 9.7% at March 31, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants. On April 30, 2001, the Term Loan was amended to change from quarterly principal amortization payments beginning June 2001 to monthly principal amortization payments beginning April 2001 and to provide a two month cash interest expense reserve of approximately $1.7 million in a cash collateral account.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by Geneva Steel LLC's inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on March 31, 2005.

Interest is payable at the defined base rate (8.0% at March 31, 2001) plus 1.75% or the defined LIBOR rate (5.57% at March 31, 2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 55%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that such covenants and tests will be satisfied on an ongoing basis. As of May 14, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $67.4 million under the Revolving Credit Facility. As of May 14, 2001, the Company had $45.4 million available under the Revolving Credit Facility, with $16.4 million in borrowings and $5.6 million in outstanding letters of credit and other reserves.

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

In March 2001, the Revolving Credit Facility was amended to extend the date to December 31, 2001 by which the Company is required to enter into an interest rate contract or contracts to provide protection against interest rates exceeding 8.8% per annum on $75 million of debt. On April 30, 2001, the Company entered into a second amendment reducing to $35 million from $50 million the minimum liquidity threshold below which certain financial covenants apply to the Company. If borrowing availability on the Revolving Credit Facility declines below $35 million, the Company becomes subject to an EBITDA to cash interest expense ratio and a senior leverage ratio. These and other financial covenants would most likely not be met if the minimum liquidity threshold drops below $35 million which would require the Company to request further amendments in order to avoid a default under the Revolving Credit Facility. In addition, the second amendment reduced the maximum capital expenditures and the tangible net worth requirement. There can be no assurance that the Company can stay above the minimum liquidity threshold, meet its financial and other covenants or, if necessary, obtain further amendments to the Revolving Credit Facility.

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

Besides the above-described financing activities, the Company's other source of potential liquidity is cash provided by operating activities. Net cash used for operating activities was $27.0 million for the three months ended March 31, 2001, as compared with net cash provided by operating activities of $11.2 million for the three months ended March 31, 2000. The uses of cash for operating activities during the three months ended March 31, 2001 included a net loss of $30.7 million, an increase in prepaid expenses and other of $3.9 million and a decrease in accounts payable of $24.2 million. These uses of cash were offset by depreciation and amortization of $7.0 million, a decrease in accounts receivable of $16.9 million, a decrease in inventories of $5.7 million and an increase in accrued interest payable of $1.8 million.

Capital expenditures were $5.5 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively. These expenditures were made primarily in connection with the Company's blast furnace repairs. Capital expenditures for fiscal year 2001 have been revised in light of current market conditions and are now budgeted at approximately $15 million, which includes the blast furnace repairs described above and other capital maintenance spending. Given the Company's recent emergence from Chapter 11, current market conditions, and the uncertainties created thereby, the Company is continuing to closely monitor and control its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect further to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the Company will be able to limit its capital spending to the amounts budgeted.

Quantative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in interest rates related to the Company's Revolving Credit Facility and Term Loan. Variable interest rates may rise, which could increase the amount of interest expense. At March 31, 2001, the Company had variable rate debt outstanding from its credit facilities totaling $119.5 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for the Company's variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $300,000 in interest expense for the three months ended March 31, 2001.

Factors Affecting Future Results

The Company's future operations and liquidity will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to shift its product mix and improve price realization. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by many factors including the level of imports, future capacity additions, product demand and other competitive and market conditions, including the outcome and effect of trade cases. Because of current market conditions, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance, financial condition and future results of the Company. Furthermore, continued weak market conditions or a disruption in the Company's operations would cause the Company to continue to experience negative cash flow. The prices obtained for electrical power load curtailment and generation, which are tied to a spot market index, could also have a material impact on the Company's operating results.

The short-term and long-term liquidity of the Company is also dependent upon other factors including vendor credit support; availability of capital; foreign currency fluctuations; competitive and market forces; capital expenditure requirements; and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and the ability of the Company to obtain external financing. Although the Company believes that the anticipated cash from future operations and borrowings under the Revolving Credit Facility will provided sufficient liquidity for the Company to meet its debt service requirements and to fund ongoing operations, including required capital expenditures, there can be no assurance that these or other possible sources will be adequate. The Company is also currently in negotiations of a new collective bargaining agreement with the Union. The Company is unable to predict the effect such negotiations will have on the Company's operations and financial condition.

Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

This report contains a number of forward-looking statements, including, without limitation, statements relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to realize power generation and power sales, resolution of certain pending claims and of other issues in the Company's Chapter 11 proceedings, the Company's expectation that prices and shipments will improve, production efficiencies, the effect of higher natural gas prices, continued compliance under the Company's credit facilities, the level of future required capital expenditures, that the anticipated cash from operations and borrowings on the Revolving Credit Facility will provide sufficient liquidity, continued access to the Revolving Credit Facility, the effect of the collective bargaining agreement and related labor negotiations, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "estimates," "will be," "plans" or other similar words or expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein and in the Company's press releases and other filings with the Securities and Exchange Commission.

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

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan became effective on January 3, 2001 with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

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

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock of Geneva Steel Company were terminated. Shares of common stock of Geneva Steel Holdings Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claim. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which included approximately $14 million of disputed claims. No shares of the common stock of Geneva Steel Holdings Corp. have been issued as yet for the disputed claims. Approximately 324,000 additional shares will be issued to unsecured creditors upon resolution of the disputed claims. Under the Plan, creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock in Geneva Steel Holdings Corp. Secured creditors of the Company were paid in full from the proceeds of the term loan. The gain on cancellation of indebtedness aggregated $249.3 million and was treated as an extraordinary item in the Company's condensed consolidated financial statements for the three months ended December 31, 2000.

The Plan also provided each holder of unsecured debt a right to participate in a $25 million preferred stock rights offering in the Reorganized Company. The Company had previously entered into two standby purchase agreements for the purchase of up to $25 million of the new preferred stock. The standby purchaser that would have purchased up to $10 million of the preferred stock funded a portion of the $110 million term loan and was released from its standby purchase agreement. The other standby purchaser took the position that for a number of reasons, including the assertion of a material adverse change, it was no longer bound by its standby commitment to purchase up to $15 million of the preferred stock and filed a lawsuit seeking a declaratory judgment that it was no longer bound. The Company and the other standby purchaser have settled this lawsuit. Subsequent to January 3, 2001, the Company elected not to proceed with its preferred stock rights offering due to adverse capital market conditions for steel companies, the trading value of the common stock of Geneva Steel Holdings Corp. and the lack of any standby commitments.

Pursuant to a Facility and Site Lease dated May 18, 1995 (the "Cupola Lease") with GATX Capital Corporation ("GATX"), the Company leased a plasma-fired cupola facility. The cupola was intended to supplement the Company's blast furnaces by producing liquid iron through melting scrap metal or other metallic inputs. The Company was unable to develop a cost-effective means of incorporating the cupola into its operations. In an effort to reduce its expenses, the Company elected to reject the Cupola Lease as part of the Company's bankruptcy case. Prior to the rejection of the Cupola Lease, GATX filed a proof of claim in the bankruptcy case in the amount of nearly $44.0 million, which represents the gross or undiscounted unpaid rental obligations and other expenses through the remaining seven years of the Cupola Lease. GATX also filed an amended claim and motion seeking to compel payment and for an administrative claim in the amount of approximately $7.2 million and an unsecured claim in the amount of approximately $30.0 million. On August 22 and 23, 2000, the Bankruptcy Court determined that, even if GATX had an administrative claim, that claim has been paid in full through a post-bankruptcy draw on an $8.4 million letter of credit by GATX and that GATX's allowed unsecured claim is approximately $24.2 million. GATX appealed the Bankruptcy Court's decision as to its $7.2 million administrative expense claim to the United States District Court for the District of Utah and requested, as relief on appeal, allowance of the full $7.2 million as an administrative expense claim in the bankruptcy case pursuant to Section 365(d)(10) of the Bankruptcy Code. The Company continues to dispute GATX's administrative expense claim and has appealed the Bankruptcy Court's ruling insofar as it added $450,000 for disposition costs to GATX's unsecured claim. A hearing regarding GATX's appeal has been held, and the parties are awaiting a decision. If allowed on appeal, and after final resolution of any further appeals and proceedings, the $7.2 million administrative expense claim of GATX would be payable in full in cash. The remaining unsecured non-priority claims of GATX are payable only in stock.

The Company's used oil reclamation system has recently come under scrutiny by the Utah Division of Solid and Hazardous Waste ("UDSHW")and the U.S. Environmental Protection Agency ("EPA") for certain alleged violations of Utah's used oil regulations. These assertions are contained in a UDSHW letter addressed to the Company supported by an attached EPA opinion letter addressed to UDSHW. In a separate assertion, the EPA has also indicated that the Company may be in violation of the Oil Pollution Act of 1990. The Company believes that its longstanding used oil reclamation process qualifies for pertinent regulatory exemptions and intends to vigorously contest any asserted liability by either agency. The State of Utah has issued a Notice of Violation to the Company dated May 3, 2001. Total requested penalties are not specified. Potential penalties could be significant; nevertheless, UDSHW staff have indicated that the agency is not particularly interested in collecting a large fine but would prefer to work with the Company to upgrade the used oil system. The Company has expressed a willingness to work with UDSHW towards such a goal. Negotiations are ongoing. The State can impose civil penalties of up to $10,000 per day, and the Federal Government can impose penalties up to $25,000 per day if it is not satisfied with the State's handling of the matter. Moreover, the cost of corrective action would be material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Under the terms of the Plan of Reorganization of the Company confirmed by the Bankruptcy Court on December 8, 2000, effective as of January 3, 2001, all of the rights of the prior holders of equity securities of the Company were terminated. Prior holders of unsecured claims against the Company were issued shares of common stock of the Company in satisfaction of their claims, including accrued interest. The Company has no other class of securities currently issued and outstanding. As described above under MANAGEMENT'S DISCUSSION AND ANALYSIS:
Liquidity and Capital Resources, the terms of one or both of the current credit facilities of the Company currently prohibit the payment of dividends with respect to its common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

  Exhibit                                                      Incorporated         Filed
  Number                Exhibit                                by Reference        Herewith
  -------               -------                                ------------        --------
   10.1     Amendment No. 1 to Credit Agreement                                        X
            dated March 30, 2001, among Geneva
            Steel LLC as Borrower and the Lenders
            and Issuers and Citicorp USA, Inc. as
            Agent.

   10.2     Amendment No. 2 to Credit Agreement                                        X
            dated April 30, 2001, among Geneva
            Steel LLC as Borrower and the Lenders
            and Issuer and Citicorp USA, Inc., as
            Agent.

   10.3     Amendment No. 1 to the Term Loan                                           X
            Agreement and Security Agreement dated
            April 30, 2001, among Geneva Steel LLC
            as Borrower and the Lenders and
            Citicorp USA, Inc. as Agent.




   (b)  Reports on Form 8-K.

        During the three months ended March 31, 2001, the Company filed a report on Form 8-K dated January 5, 2001, reporting the consummation of its plan of reorganization.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GENEVA STEEL HOLDINGS CORP.

                                       By:   /s/ Dennis L. Wanlass
                                          --------------------------------------
                                          Vice President, Treasurer and
                                          Chief Financial Officer
Dated: May 15, 2001