Form 10-Q
period 2001-06-30
GENEVA STEEL HOLDINGS CORP
filed 2001-08-14
CIK 1128709

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________

                                   Commission File #0-31020

                           GENEVA STEEL HOLDINGS CORP
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

                           Yes  [X]             No  [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes  [X]             No  [ ]

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

        7,424,617 shares of Common Stock - $.01 par value, outstanding as of August 13, 2001

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                           GENEVA STEEL HOLDINGS CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                   (Unaudited)

ASSETS

                                                 June 30,      December 31,
                                                   2001           2000
                                                ---------      -----------
Current assets:
      Cash                                      $   2,166       $  22,862
      Accounts receivable, net                     43,572          63,211
      Inventories                                  48,727          54,341
      Deferred income taxes                         8,059           8,195
      Prepaid expenses and other                    4,998           1,422
                                                ---------       ---------

         Total current assets                     107,522         150,031
                                                ---------       ---------

Property, plant and equipment                     180,286         175,747

      Less accumulated depreciation               (12,483)              -
                                                ---------       ---------

         Net property, plant and equipment        167,803         175,747
                                                ---------       ---------

Other assets                                       20,191          17,881
                                                ---------       ---------

                                                $ 295,516       $ 343,659
                                                =========       =========




The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                              June 30,      December 31,
                                               2001            2000
                                             ---------      -----------
Current liabilities
   Accounts payable                          $  24,390       $  43,041
   Accrued liabilities                          12,227          13,090
   Accrued payroll and related taxes             7,178           9,633
   Current portion of long-term debt             4,195           2,339
   Accrued interest payable                        986               -
   Accrued pension and profit sharing
     costs                                       1,112             689
                                             ---------       ---------


       Total current liabilities                50,088          68,792
                                             ---------       ---------


Long-term debt                                 134,858         117,655
                                             ---------       ---------


Long-term employee defined benefits             10,347          10,617
                                             ---------       ---------


Deferred income tax liabilities                  8,059           8,195
                                             ---------       ---------

Stockholders' equity:
 Preferred stock, no par value;
   10,000,000 shares authorized;
   none issued and outstanding                       -               -
 Common stock, $.01 par value;
   40,000,000 shares authorized;
   7,424,617 and 6,760,669 shares
   issued and outstanding, respectively             74              68
 Additional paid-in-capital                    139,679         138,332
 Accumulated deficit                           (47,589)              -
                                             ---------       ---------

     Total stockholders' equity                 92,164         138,400
                                             ---------       ---------

                                             $ 295,516       $ 343,659
                                             =========       =========



The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Reorganized      Predecessor
                                                      Company         Company

                                                        2001            2000
                                                     ---------       ---------
Net sales                                            $  99,516       $ 166,585
Cost of sales                                          109,273         160,428
                                                     ---------       ---------


      Gross margin                                      (9,757)          6,157
Selling, general and administrative expenses             4,203           3,568
                                                     ---------       ---------


      Income (loss) from operations                    (13,960)          2,589
                                                     ---------       ---------

Other income (expense):
      Interest and other income                            453              66
      Interest expense (total contractual
       interest of $9,586 in 2000)                      (3,354)         (1,319)
                                                     ---------       ---------


                                                        (2,901)         (1,253)
                                                     ---------       ---------

Income (loss) before reorganization item               (16,861)          1,336

Reorganization item                                          -             844
                                                     ---------       ---------


Net income (loss)                                      (16,861)            492

Less redeemable preferred stock dividends
      and accretion for original issue discount              -             190
                                                     ---------       ---------


Net income (loss) applicable to common shares        $ (16,861)      $     302
                                                     =========       =========

Basic and diluted net income (loss) per
      common share                                   $   (2.27)      $    0.02
                                                     =========       =========

Weighted average common shares outstanding               7,425          16,854
                                                     =========       =========



The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Reorganized      Predecessor
                                                      Company         Company

                                                       2001            2000
                                                     ---------       ---------
Net sales                                            $ 198,034       $ 327,323
Cost of sales                                          230,580         315,603
                                                     ---------       ---------


      Gross margin                                     (32,546)         11,720
Selling, general and administrative
      expenses                                           8,776           7,387
                                                     ---------       ---------


      Income (loss) from operations                    (41,322)          4,333
                                                     ---------       ---------

Other income (expense):
      Interest and other income                            658             114
      Interest expense (total contractual
       interest of $19,359 in 2000)                     (6,925)         (2,825)
                                                     ---------       ---------

                                                        (6,267)         (2,711)
                                                     ---------       ---------

Income (loss) before reorganization item               (47,589)          1,622

Reorganization item                                          -           2,796
                                                     ---------       ---------

Net loss                                               (47,589)         (1,174)

Less redeemable preferred stock dividends
      and accretion for original issue discount              -             379
                                                     ---------       ---------


Net loss applicable to common shares                 $ (47,589)      $  (1,553)
                                                     =========       =========

Basic and diluted net loss per common share          $   (6.62)      $   (0.09)
                                                     =========       =========

Weighted average common shares outstanding               7,186          16,854
                                                     =========       =========




The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Reorganized      Predecessor
                                                                Company           Company

                                                                  2001             2000
                                                               ----------       ----------
Cash flows from operating activities:
      Net loss                                                 $  (47,589)      $   (1,174)
      Adjustments to reconcile net loss
         to net cash provided by (used for)
         operating activities:
      Depreciation                                                 12,483           21,251
      Amortization                                                  1,096              394
         (Increase) decrease in current assets-
         Accounts receivable, net                                  19,639            4,421
         Inventories                                                5,614           (4,362)
         Prepaid expenses and other                                (4,019)          (2,359)
         Increase (decrease) in current liabilities-
         Accounts payable                                         (18,651)           5,182
         Accrued liabilities                                         (863)           1,762
         Accrued payroll and related taxes                         (2,455)            (148)
         Accrued interest payable                                     986                -
         Accrued pension and profit sharing costs                     423              510
                                                               ----------       ----------

      Net cash provided by (used for)
         operating activities                                     (33,336)          25,477
                                                               ----------       ----------

Cash flows from investing activities:
      Purchases of property, plant and equipment                   (6,939)          (7,865)
      Proceeds from sale of property, plant and equipment              --                3
                                                               ----------       ----------

      Net cash used for investing activities                   $   (6,939)      $   (7,862)
                                                               ----------       ----------


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Reorganized      Predecessor
                                                                 Company          Company

                                                                  2001             2000
                                                               ----------       ----------
Cash flows from financing activities:
      Borrowings from credit facilities                        $   23,975       $    7,820
      Payments on credit facilities                                (3,756)         (23,236)
      Borrowings on long-term debt                                  2,687               --
      Payments on long-term debt                                   (3,847)              --
      Issuance of common stock                                      1,353               --
      Payments of deferred loan costs                                (833)            (275)
      Change in bank overdraft                                         --           (1,924)
                                                               ----------       ----------

      Net cash provided by (used for)
         financing activities                                      19,579          (17,615)
                                                               ----------       ----------

Net change in cash                                                (20,696)              --

Cash at beginning of period                                        22,862               --
                                                               ----------       ----------

Cash at end of period                                          $    2,166          $    --
                                                               ==========       ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

         Interest                                              $    6,778       $    3,246

Supplemental disclosure of non-cash financing activities:


        During the six months ended June 30, 2001, in connection with the term debt financing, an option to purchase the Williams Farm Property for $1 million became effective. The option price is estimated at $2.4 million below the fair market value of the property resulting in additional deferred loan fees related to the term debt financing.


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified. The Plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan, the Company changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company (Geneva Steel LLC), and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. Geneva Steel Company transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly-owned subsidiaries of Geneva Steel Holdings Corp. The Company also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp, which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

Geneva Steel Holdings Corp (the "Reorganized Company") is the successor registrant to Geneva Steel Company (the "Predecessor Company"). When appropriate to the context, the "Company" refers to both Geneva Steel Holdings Corp and its predecessor, Geneva Steel Company.

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock were terminated. New shares of common stock were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claims. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes approximately $14 million of disputed claims. No shares of the common stock have been issued as yet for the disputed claims. Approximately 324,000 additional shares may be issued to unsecured creditors upon resolution of the disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock. Secured creditors were paid from the proceeds of the term loan.

The above is only a summary of the Plan and is qualified in its entirety by reference to the Plan which is incorporated herein by reference to the Company's report on Form 8-K dated December 14, 2000.

The Company has experienced negative gross margins and significant operating losses since its emergence from Chapter 11 bankruptcy on January 3, 2001. Additionally, in April 2001, the Company entered into an amendment to reduce certain financial covenants under its Revolving Credit Facility. Further amendments may be necessary if operating results do not improve from recent levels. Should the Company's operating results not sufficiently improve and the Company is unable to meet its financial covenants or, if necessary, obtain further amendments to its Revolving Credit Facility, the Company's financial condition and results of operations could be materially adversely effected.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to return to normal production and shipment levels. The Company's near-term operating strategies include as follows:

Although the Company's business continues to be adversely affected by low-priced steel imports, the domestic steel industry has taken steps, including filing antidumping cases on hot rolled sheet from 11 countries with federal and international authorities, to obtain relief from the effects of steel exports by foreign competitors. The steel industry has received favorable determinations from the U.S. International Trade Commission and the Department of Commerce and expect final rulings to be issued in August 2001. The Company expects that a favorable resolution of these cases would ultimately have a significant beneficial effect on the market and the Company's business for hot rolled sheet.

On June 5, 2001, President Bush announced his intention to initiate an investigation, pursuant to Section 201 of U.S. trade law, that could result in the implementation of safeguards designed to protect domestic steel companies from the effects of steel exports by foreign competitors. Although the results of this investigation could be beneficial to the Company, the Company cannot predict its duration or outcome. On June 22, 2001, U.S. Trade Representative Zoellick requested that the International Trade Commission initiate a safeguard investigation. The request covers all of the Company's products, except for line pipe, for which relief is already covered by Section 201. An injury decision is expected on October 28, 2001, and if that decision is affirmative, a remedy recommendation is expected to be made to the President on December 28, 2001. The President would then have 60 days to take action.

The Company owns a 50MW electric generator that can be used to supply electric power and energy for the Company's internal use or for sale into the wholesale electric market. In light of current market conditions for wholesale electricity in the western United States and continued weak market conditions in the steel industry, the Company has actively pursued several alternatives for realizing and maximizing the value of the Company's electric generation facilities including the curtailment of electrical consumption through operational changes. The Company has recently entered into a contract with its electric supplier to curtail its electricity consumption during eight peak hours each weekday through at least September 15, 2001, in exchange for payments tied to a daily market index price of electricity. The Company has also agreed, in exchange for compensation that is also tied to the daily market price, to operate its generation facilities at maximum capacity during off-peak hours, when market prices justify doing so, to offset the Company's purchases from its electric supplier.

Current market conditions have forced the Company to operate only one of its three blast furnaces and to similarly reduce production throughout the mill. Reduced production levels adversely affect production efficiencies, significantly increasing product cost per ton. The Company is attempting to optimize production efficiency at these lower volume levels by, among other things, reducing shifts, idling certain facilities and altering production scheduling. In addition, high natural gas costs have recently returned to more normal levels.

(2)  INTERIM CONDENSED FINANCIAL STATEMENTS

In December 2000, the Company changed its year end from September 30 to December
31. As a result of the year end change, the Company is filing this second quarter report with the Securities and Exchange Commission for the three and six months ended June 30, 2001. A transition report on Form 10-Q for the period October 1, 2000 to December 31, 2000 was previously filed with the Securities and Exchange Commission.

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

A line has been drawn between the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended June 30, 2001 and June 30, 2000 to distinguish between the Reorganized Company and the Predecessor Company.

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

The valuation was based upon a number of estimates and assumptions which are inherently subject to significant uncertainties and contingencies beyond the Company's control. Accordingly, there can be no assurance that the values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the trading value of the Company's common stock may, and currently does, differ materially from the valuation.

The five-year cash flow projections were based on estimates and assumptions about circumstances and events that had not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company's control including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 will not alter the determination of the freshstart reorganization equity value because such value is not contingent upon the Company achieving the projected results.

The Company's emergence from the Chapter 11 proceeding and the adoption of fresh start accounting resulted in the following adjustments to the Company's condensed consolidated balance sheet as of December 31, 2000 (dollars in thousands):


                                                  Adjustments to Record
                                Predecessor        Confirmation of Plan             Reorganized
                                  Company     -----------------------------           Company
                                December 31,    Cancellation        Fresh           December 31,
                                   2000       of Indebtedness       Start              2000
                                ------------  ---------------     ---------         ------------
ASSETS

Cash                             $   3,266      $       -         $  19,596(d)       $  22,862
Accounts receivable, net            63,011            200(a)              -             63,211
Inventories                         54,341              -                 -             54,341
Deferred income taxes                8,195              -                 -              8,195
Prepaid expenses and
    other                            1,422              -                 -              1,422
                                 ---------      ---------         ---------          ---------

       Total current assets        130,235            200            19,596            150,031

Property, plant and
    equipment, net                 334,291              -          (158,544)(e)        175,747
Other assets                        12,321              -             5,560(f)          17,881
                                 ---------      ---------         ---------          ---------


       Total assets              $ 476,847      $     200         $(133,388)         $ 343,659
                                 =========      =========         =========          =========

                                                             Adjustments to Record
                                           Predecessor        Confirmation of Plan             Reorganized
                                             Company     -----------------------------           Company
                                           December 31,    Cancellation        Fresh           December 31,
                                              2000       of Indebtedness       Start              2000
                                           ------------  ---------------     ---------         ------------

LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

    Senior notes                           $ 325,000       $(325,000)(b)      $       -          $       -
    Accounts payable                          92,274         (43,648)(a)         (5,585)(g)         43,041
    Accrued dividends payable                 28,492               -            (28,492)(h)              -
    Accrued interest payable                  15,639         (15,634)(b)             (5)(i)              -
    Accrued liabilities                       16,780          (3,207)(a)           (483)(g)         13,090
    Accrued payroll and related taxes          9,633               -                  -              9,633
    Accrued pension and profit
        sharing costs                            689               -                  -                689
    Revolving credit facility                 85,265               -            (85,265)(i)              -
    Current portion of long-term debt          3,500               -             (1,161)(i)          2,339
                                           ---------       ---------          ---------          ---------

        Total current liabilities            577,272        (387,489)          (120,991)(g)         68,792
                                           ---------       ---------          ---------          ---------

Long-term debt                                     -               -            117,655(g)         117,655
                                           ---------       ---------          ---------          ---------

Long-term employee defined benefits           10,617               -                  -             10,617
                                           ---------       ---------          ---------          ---------

Deferred income tax liabilities                8,195               -                  -              8,195
                                           ---------       ---------          ---------          ---------

Redeemable preferred stock                    56,948               -            (56,948)(h)              -
                                           ---------       ---------          ---------          ---------

Stockholders' Equity (Deficit):
    Common stock                                   -              68(c)               -                 68
    Additional paid-in-capital                     -         138,332(c)               -            138,332
    Class A common stock                     100,870               -           (100,870)(j)              -
    Class B common stock                       5,148               -             (5,148)(j)              -
    Accumulated deficit                     (282,203)              -            282,203(j)               -
                                           ---------       ---------          ---------          ---------

          Total stockholders' equity
           (deficit)                        (176,185)        138,400            176,185            138,400
                                           ---------       ---------          ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                       $ 476,847       $(249,089)         $ 115,901          $ 343,659
                                           =========       =========          =========          =========

---------------------------
(a) To cancel pre-petition liabilities of the Company.

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

(g) To record proceeds of long term debt and the establishment of certain notes payable to priority creditors upon consummation of the Plan.

(h) To record cancellation of redeemable preferred stock and related accrued dividends payable.

(i) To record repayment of debtor-in-possession financings and related accrued interest.

(j) To eliminate stockholders' deficit of the Predecessor Company.

(4) INVENTORIES

    Inventories were comprised of the following components (in thousands):

                                       June 30,      December 31,
                                        2001           2000
                                      ---------      ---------

Raw materials                         $  10,450      $   8,467
Semi-finished and finished goods         34,879         43,347
Operating materials                       3,398          2,527
                                      ---------      ---------

                                      $  48,727      $  54,341
                                      =========      =========


(5)  EARNINGS PER SHARE

Earnings per share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive common stock equivalents using the treasury stock method. For the three and six months ended June 30, 2001 and the six months ended June 30, 2000, stock options are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive.

As a result of the Company's emergence from Chapter 11 bankruptcy and the implementation of fresh start accounting, the presentation of earnings per share is not comparable for the three and six months ended June 30, 2001 and 2000, presented in the accompanying condensed consolidated financial statements.

(6) LONG-TERM DEBT

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, that provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and equipment of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement, as amended, requires relatively small monthly principal amortization payments beginning in April 2001 and is due and payable in full on September 30, 2005. The loan is structured in various tranches requiring different interest rates. The overall blended rate was approximately 9.7% at June 30, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants. On April 30, 2001, the Term Loan was amended to change from quarterly principal amortization payments beginning June 2001 to monthly principal amortization payments beginning April 2001 and to provide a two month cash interest expense reserve of approximately $1.3 million in a cash collateral account.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by a first lien on inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on June 30, 2005. Interest is payable at the defined base rate (6.75% at June 30, 2001) plus 1.75% or the defined LIBOR rate (4.125% at June 30, 2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available under the Revolving Credit Facility currently ranges between 50 and 55%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that these covenants and tests will be satisfied on an ongoing basis. As of June 30, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $68.5 million under the Revolving Credit Facility. As of June 30, 2001, the Company had $41.5 million available under the Revolving Credit Facility, with $24.2 million in borrowings and $2.8 million in outstanding letters of credit.

The terms of the Revolving Credit Facility and the Term Loan include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Term Loan also include, among others, a minimum liquidity threshold below which certain financial covenants apply, a limitation on dividends and distributions on capital stock, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. These financial tests include a limitation on indebtedness under the Term Loan which precludes the incurrence of indebtedness if, after giving pro forma effect to the incurrence of such indebtedness, the Company's ratio of EBITDA to cash interest would be less than or equal to 4.0 to 1.

In March 2001, the Revolving Credit Facility was amended to extend the date to December 31, by which the Company is required to enter into an interest rate contract or contracts to provide protection against interest rates exceeding 8.8% per annum on $75 million of the Term Loan. On April 30, 2001, the Company entered into a second amendment to the Revolving Credit Facility reducing to $35 million from $50 million the minimum liquidity threshold below which certain financial covenants apply. If borrowing availability on the Revolving Credit Facility declines below $35 million, the Company becomes subject to an EBITDA to cash interest expense ratio and a senior leverage ratio. The required EBITDA to cash interest expense ratio for each of the fiscal quarters ending September 30, 2001 and December 31, 2001 is 3.0 to 1. The required senior leverage ratio for each of the fiscal quarters ending September 30, 2001 and December 31, 2001 is 3.5 to 1. These and other financial covenants would currently not be met if the minimum liquidity threshold drops below $35 million, which would require the Company to request further amendments in order to avoid a default under the Revolving Credit Facility. In addition, the second amendment reduced the maximum capital expenditures requirement to $25 million for 2001 and $65 million for 2002. The second amendment also requires the Company to maintain a tangible net worth requirement greater than or equal to the Company's tangible net worth at December 31, 2000 less $60 million. The Company expects to enter into a third amendment to the Revolving Credit Facility which permits the Company to enter into a product sales agreement with Ferrostaal Incorporated, as discussed below. In addition, the amendment provides that financial covenants are not tested during times when there are no outstanding borrowings on the Revolving Credit Facility. There can be no assurance that the Company can stay above the minimum liquidity threshold, meet its financial and other covenants or, if necessary, obtain further amendments to the Revolving Credit Facility.

In connection with the Plan, the Company entered into notes payable of approximately $6.1 million with four creditors in connection with the implementation of the Plan. The payment terms of the notes range from six months to six years. One of the notes has an interest rate of 6%. The other three notes payable have no stated interest rate, but include imputed interest at 8.75%.

(7) SUBSEQUENT EVENT

The Company announced that its wholly-owned subsidiary, Geneva Steel LLC, has entered into a product sales agreement with Ferrostaal Incorporated of Houston, Texas. Under the agreement, Ferrostaal will purchase and pay for certain of the Company's finished goods inventory as soon as such goods have been assigned to or otherwise identified with a customer order. The Company has reserved the right to sell directly to any customer or potential customer. The Company's sales force will continue to perform all marketing functions for new and existing accounts, including product claims administration. The actual customer order will then be processed through Ferrostaal with Ferrostaal issuing a purchase order to the Company and, with Ferrostaal being responsible for credit risk. The Company will remain responsible for all quality and delivery claims and warranty-related issues. Under the arrangement, Ferrostaal is entitled to a commission equal to 1.3% of the product invoice amount and a finance charge based on the prime rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

Geneva Steel Holdings Corp, through its subsidiaries, owns and operates an integrated steel mill located near Provo, Utah. The Company produces and markets a variety of products, including flat and coiled plate, sheet, pipe, and slabs. The Company sells primarily to steel service centers and distributors. In addition, the Company sells finished products to various end users of steel products, including manufacturers of welded tubing, storage tanks, railcars, barges, and agricultural and industrial equipment. The Company also sells slabs to other producers of finished steel products.

The Company's steel mill facilities include three coke oven batteries, three blast furnaces, two basic oxygen process furnaces, a continuous casting facility, a combination continuous rolling mill, and various finishing facilities, including a pipe mill. The Company's in-line caster and continuous rolling mill are among the widest in the world, permitting slabs to be cast and rolled in widths of up to 126 inches.

Overview

On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. Beginning in fiscal year 1998, the Company's operating results were severely affected by, among other things, a dramatic surge in steel imports. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. While in Chapter 11 bankruptcy, the Company remained in possession of its properties and assets and continued to manage its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court.

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified. The plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock were terminated. New shares of common stock were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claims. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes approximately $14 million of disputed claims. No shares of the common stock have been issued as yet for the disputed claims. Approximately 324,000 additional shares may be issued to unsecured creditors upon resolution of the disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock. Secured creditors were paid from the proceeds of the term loan.

As of December 31, 2000, the Company adopted fresh start accounting in accordance with statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh start accounting, the reorganization fair value of the Company was allocated to the Company's assets; the accumulated deficit was eliminated; the Class A and Class B common stock, redeemable preferred stock and Senior Notes were eliminated; and the Company's new equity was issued.

As a result of the Company's emergence from bankruptcy and implementation of fresh start accounting, the Company's consolidated financial statements as of December 31, 2000 and for periods subsequent to December 31, 2000 are not comparable to those of the Predecessor Company for periods prior to December 31, 2000. For financial reporting purposes, the effective date of the Plan of Reorganization is the close of business on December 31, 2000.

The Company has incurred losses each year since 1995, and as of June 30, 2001, after giving affect to the Company's reorganization and the implementation of fresh start accounting, had an accumulated deficit of approximately $47.6 million. The Company expects to incur losses through at least the end of 2001 and may continue to have losses thereafter. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to return to normal production and shipment levels.

Payments under the Company's agreements to curtail its use of electric power and generate excess power internally are based on a market-driven price index. This agreed-upon price index, which is revised on a daily basis, will therefore affect the extent to which the Company is compensated under these agreements. Because the Company expects to supplement its cash flow from these payments, a protracted decline in the applicable market index of electricity prices would lessen the Company's available cash. Recently, this market index of electricity prices has declined and, accordingly, payments under the electricity contracts have been less than projected.

The following is managements' discussion and analysis of the financial condition of the Reorganized Company at June 30, 2001, and the results of operations for the Reorganized Company for the three and six months ended June 30, 2001 and for the Predecessor Company for the three and six months ended June 30, 2000. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto disclosed above in this quarterly report.

Results of Operations

     The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:

                                            Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                        ----------------------------      ----------------------------
                                        Reorganized      Predecessor      Reorganized      Predecessor
                                          Company          Company          Company          Company
                                         ---------        ---------        ---------        ---------
                                            2001             2000             2001             2000
                                         ---------        ---------        ---------        ---------
Net sales                                    100.0%           100.0%           100.0%           100.0%
Cost of sales                                109.8             96.3            116.4             96.4
                                         ---------        ---------        ---------        ---------
Gross margin                                  (9.8)             3.7            (16.4)             3.6
                                         ---------        ---------        ---------        ---------

Selling, general and
    administrative expenses                    4.2              2.1              4.4              2.3
                                         ---------        ---------        ---------        ---------

Income (loss) from operations                (14.0)             1.6            (20.8)             1.3
                                         ---------        ---------        ---------        ---------

Other income (expense):
 Interest and other income                     0.5               --              0.3               --
 Interest expense                             (3.4)            (0.8)            (3.5)            (0.8)
                                         ---------        ---------        ---------        ---------

                                              (2.9)            (0.8)            (3.2)            (0.8)
Income (loss) before reorganization
 item                                        (16.9)             0.8            (24.0)             0.5
Reorganization item                             --              0.5               --              0.9
                                         ---------        ---------        ---------        ---------

 Net income (loss)                           (16.9)%            0.3%           (24.0)%           (0.4)%
                                         =========        =========        =========        =========


     The following table sets forth the product sales mix (including secondary products) in tons shipped for the periods indicated (tons in thousands):

                           Three Months Ended           Six Months Ended
                                June 30,                     June 30,
                         ----------------------      ----------------------
                           2001          2000          2001          2000
                         --------      --------      --------      --------
Cut-to-Length Plate           142           140           288           291
Sheet                         129           271           258           556
Pipe                           29            38            58            81
Slab                            2            64             4            93
                         --------      --------      --------      --------
                              302           513           608         1,021
                         ========      ========      ========      ========

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Net sales decreased approximately $67.1 million or 40.3%, primarily due to decreased shipments of approximately 210,600 tons for the three months ended June 30, 2001 as compared to the same period in the previous year. The weighted average sales price per ton of sheet, plate and slab products decreased by 13.3%, 1.6% and 19.4%, respectively, while the weighted average sales price of pipe products increased by approximately 6.4% in the three months ended June 30, 2001 as compared to the same period in the previous year. Shipped tonnage of sheet, pipe, and slab products decreased approximately 142,100 tons or 52.4%, 8,300 tons or 21.9%, and 61,500 tons or 96.5%, respectively, while plate products increased 1,400 tons or 1.0% between the two periods. The changes in overall volume, price, and product mix were primarily the result of weak market conditions.

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

As a result of weak market conditions, in January 2001 the Company idled one of its two operating blast furnaces and has since operated at a one-blast furnace level. During the quarter ended June 30, 2001 and during April 2001, the Company idled both of its operating blast furnaces at different times to make repairs which are expected to significantly defer the next required reline for each furnace.

The Company owns a 50MW electric generator that can be used to supply electric power and energy for the Company's internal use or for sale into the wholesale electric market. In light of current market conditions for wholesale electricity in the western United States and continued weak market conditions in the steel industry, the Company has actively pursued several alternatives for realizing and maximizing the value of the Company's electric generation facilities including the curtailment of electrical consumption through operational changes. The Company has recently entered into a contract with its electric supplier to curtail its electricity consumption during eight peak hours each weekday through at least September 15, 2001, in exchange for payments tied to a daily market index price of electricity. The Company has also agreed, in exchange for compensation that is also tied to the daily market price, to operate its generation facilities at maximum capacity during off-peak hours, when market prices justify doing so, to offset the Company's purchases from its electric supplier.

The Company began receiving payments under the power arrangement in June 2001 and such payments are expected to continue through at least September 15, 2001, during which time the Company is limited to a one-blast furnace operation. The Company cannot, however, predict market-based prices of electricity which will directly affect the receipt of payments under these arrangements. The Company does not expect these arrangements to have any effect on its per ton production costs.

Steel imports into the U.S. and domestic steel inventory levels have been high and are adversely affecting the Company's order entry volume and pricing. Additionally, new plate production capacity is being added in the domestic market. The Company expects that its overall price realization and shipments will remain at relatively low levels for 2001 and negatively impact the Company's financial performance during 2001 and potentially beyond that period.

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

Historically, foreign steel producers have often engaged in extremely aggressive, and often illegal, pricing policies. Foreign dumping and subsidies have been chronic problems for the U.S. steel industry, resulting in numerous rounds of trade cases.

On June 5, 2001, President Bush announced his intention to initiate an investigation, pursuant to Section 201 of U.S. trade law, that could result in the implementation of safeguards designed to protect domestic steel companies from the effects of steel exports by foreign competitors. Although the results of this investigation could be beneficial to the Company, the Company cannot predict its duration or outcome. On June 22, 2001, U.S. Trade Representative Zoellick requested that the International Trade Commission initiate a safeguard investigation. The request covers all of the Company's products, except for line pipe, for which relief is already covered by Section

201. The Company expects the ITC to make an injury decision on October 28, 2001, and if that decision is affirmative, make a remedy recommendation to the President on December 28, 2001. The President would then have 60 days to take action.

As of July 31, 2001, the Company had estimated total orders on hand of 65,700 tons, compared to estimated total orders on hand of 147,700 tons as of July 31, 2000.

Domestic competition remains intense and imported steel continues to adversely affect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of spot market sales is higher than that of most other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. Recent announced price increases have not completely held as weak market conditions continue. The Company intends to react to price increases or decreases in the market by competitive conditions.

The Company continues to monitor imports and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may, however, be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports. Moreover, the preparation and prosecution of trade cases requires several months during which the Company and other domestic producers must continue to suffer the adverse impact of unfairly traded imports. There is no guarantee that domestic markets will not in the future be flooded illegally with foreign imports of products in competition with the Company's products. While the Company intends to oppose all such imports vigorously, there is no guarantee that we will be successful. Consequently, such imports could pose continuing problems for the domestic steel industry and the Company.

Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 109.8% for the three months ended June 30, 2001, as compared to 96.3% for the same period in the previous year. The overall average cost of sales per ton shipped increased approximately $49 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at a oneblast furnace level and higher natural gas costs. Operating costs per ton increased as production volume decreased in part because fixed costs were allocated over fewer tons. The Company expects that lower production volumes will continue to adversely impact its results of operations.

Natural gas prices declined during the three months ended June 30, 2001. The Company expects natural gas costs in the third quarter of 2001 to remain flat, however, there can be no assurance that natural gas costs will remain at those levels.

On July 31, 2001, the local union chapter of the United Steelworkers of America ratified a new collective bargaining agreement which is effective through April 30, 2002. Although the economics of the new union contract are the same as the recently expired contract, the new contract provides for a one time payment of $500 to eligible employees in April 2002. The Company estimates that these payments will aggregate approximately $650,000. The Company believes that the terms of the new contract will continue to provide the Company with the competitive advantage it believes the Company realized under its prior union contract.

Depreciation costs included in cost of sales decreased approximately $4.7 million, or 39.1%, for the three months ended June 30, 2001, compared with the same period in the previous year. This decrease was due to a lower depreciable asset base as a result of implementing fresh start accounting on December 31, 2000.

Selling, general and administrative expenses for the three months ended June 30, 2001 increased approximately $0.6 million, or 17.8%, as compared to the same period in the previous year. These higher expenses were due primarily to professional fees related to various matters associated with the bankruptcy and registration of the Company's new common stock.

Interest expense increased approximately $2.0 million, or 154.3%, during the three months ended June 30, 2001 as compared to the same period in the previous year as a result of higher average borrowings outstanding under our debt facilities in the three months ended June 30, 2001 as compared to the debtor-in-possession credit facility for the three months ended June 30, 2000. During the three months ended June 30, 2000, in accordance with federal bankruptcy laws, the Company did not accrue or pay interest of approximately $8.3 million, on the senior notes.

During the three months ended June 30, 2000, the Company recorded approximately $0.8 million in fees and expenses related to our Chapter 11 reorganization efforts. These expenses have been included in the reorganization item in the statement of operations. Because the Company consummated its plan of reorganization as of December 31, 2000 for financial reporting purposes, no reorganization items were included in the three months ended June 30, 2001.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Net sales decreased approximately $129.3 million or 39.5%, primarily due to decreased shipments of approximately 413,100 tons for the six months ended June 30, 2001 as compared to the same period in the previous year. The weighted average sales price per ton of sheet, and slab products decreased by 12.6%, 16.0%, respectively, while the weighted average sales price of pipe and plate products increased by approximately 6.9% and 0.1%, respectively in the six months ended June 30, 2001 as compared to the same period in the previous year. Shipped tonnage of sheet, pipe, and slab products decreased approximately 298,100 tons or 53.64%, 21,800 tons or 27.1%, 3,800 tons or 1.3%, and 89,499 tons or 96.0% respectively, between the two periods. The changes in overall volume, price, and product mix were primarily the result of weak market conditions.

The Company's cost of sales, as a percentage of net sales, increased to 116.4% for the six months ended June 30, 2001, as compared to 96.4% for the same period in the previous year. The overall average cost of sales per ton shipped increased approximately $70 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at a oneblast furnace level and significantly higher natural gas costs. Operating costs per ton increased as production volume decreased in part because fixed costs were allocated over fewer tons.

Depreciation costs included in cost of sales decreased approximately $8.8 million, or 41.3%, for the six months ended June 30, 2001, compared with the same period in the previous year. This decrease was due to a lower depreciable asset base as a result of implementing fresh start accounting on December 31, 2000.

Selling, general and administrative expenses for the six months ended June 30, 2001 increased approximately $1.4 million, or 18.8%, as compared to the same period in the previous year. These higher expenses were due primarily to professional fees related to various matters associated with the bankruptcy and registration of the Company's new common stock.

Interest expense increased approximately $4.1 million, during the six months ended June 30, 2001 as compared to the same period in the previous year as a result of higher average borrowings outstanding under our debt facilities in the six months ended June 30, 2001 as compared to the debtor-in-possession credit facility for the six months ended June 30, 2000. During the six months ended June 30, 2000, in accordance with federal bankruptcy laws, the Company did not accrue or pay interest of approximately $16.5 million, on the senior notes.

During the six months ended June 30, 2000, the Company recorded approximately $2.8 million in fees and expenses related to our Chapter 11 reorganization efforts. These expenses have been included in the reorganization item in the statement of operations. Because the Company consummated its plan of reorganization as of December 31, 2000 for financial reporting purposes, no reorganization items were included in the six months ended June 30, 2001.

Liquidity and Capital Resources

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, which provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and equipment of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement, as amended, requires relatively small monthly principal amortization payments beginning in April 2001 and is due and payable in full on September 30, 2005. The loan is structured in various tranches requiring different interest rates. The overall blended rate was approximately 9.7% at June 30, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants. On April 30, 2001, the Term Loan was amended to change from quarterly principal amortization payments beginning June 2001 to monthly principal amortization payments beginning April 2001 and to provide a two month cash interest expense reserve of approximately $1.3 million in a cash collateral account.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on March 31, 2005. Interest is payable at the defined base rate (6.75% at June 30, 2001) plus 1.75% or the defined LIBOR rate (4.125% at June 30, 2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 55%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that such covenants and tests will be satisfied on an ongoing basis. As of August 10, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $64.3 million under the Revolving Credit Facility. As of August 10, 2001, the Company had $40.8 million available under the Revolving Credit Facility, with $20.7 million in borrowings and $2.8 million in outstanding letters of credit.

The terms of the Revolving Credit Facility and the Term Loan include cross default and other customary provisions. Financial covenants contained in the Revolving Credit Facility and/or the Term Loan also include, among others, a minimum liquidity threshold below which certain financial covenants apply, a limitation on dividends and distributions on capital stock, a tangible net worth requirement, a cash interest coverage requirement, a cumulative capital expenditure limitation, a limitation on the incurrence of additional indebtedness unless certain financial tests are satisfied, a limitation on mergers, consolidations and dispositions of assets and limitations on liens. These financial tests include a limitation on indebtedness under the Term Loan which precludes the incurrence of indebtedness if, after giving pro forma effect to the incurrence of such indebtedness, the Company's ratio of EBITDA to cash interest would be less than or equal to 4.0 to 1.

In March 2001, the Revolving Credit Facility was amended to extend the date to December 31, 2001 by which the Company is required to enter into an interest rate contract or contracts to provide protection against interest rates exceeding 8.8% per annum on $75 million of the Term Loan. On April 30, 2001, the Company entered into a second amendment to the Revolving Credit Facility reducing to $35 million from $50 million the minimum liquidity threshold below which certain financial covenants apply. If borrowing availability on the Revolving Credit Facility declines below $35 million, the Company becomes subject to an EBITDA to cash interest expense ratio and a senior leverage ratio. The required EBITDA to cash interest expense ratio for each of the fiscal quarters ending September 30, 2001 and December 31, 2001 is 3.0 to 1. The required senior leverage ratio for each of the fiscal quarters ending September 30, 2001 and December 31, 2001 is 3.5 to 1. These and other financial covenants would currently not be met if the minimum liquidity threshold drops below $35 million which would require the Company to request further amendments in order to avoid a default under the Revolving Credit Facility. In addition, the second amendment reduced the maximum capital expenditures requirement to $25 million for 2001 and $65 million for 2002. The second amendment also requires the Company to maintain a tangible net worth requirement greater than or equal to the Company's tangible net worth at December 31, 2000 less $60 million. The Company expects to enter into a third amendment to the Revolving Credit Facility which permits the Company to enter into a product sales agreement with Ferrostaal Incorporated. In addition, the amendment provides that financial covenants are not tested during times when there are no outstanding borrowings on the Revolving Credit Facility. There can be no assurance that the Company can stay above the minimum liquidity threshold, meet its financial and other covenants or, if necessary, obtain further amendments to the Revolving Credit Facility.

At December 31, 2000, the Company's balance sheet included cash of $22.9 million from the proceeds of the Term Loan. The cash was used in early January 2001 primarily to pay accounts payable then due of approximately $18 million. During the three months ended December 31, 2000, the Company's accounts payable increased as a result of delays in the financial closings associated with its emergence from bankruptcy.

The Company announced that its wholly-owned subsidiary, Geneva Steel LLC, has entered into a product sales agreement with Ferrostaal Incorporated of Houston, Texas. Under the agreement, Ferrostaal will purchase and pay for certain of the Company's finished goods inventory as soon as such goods have been assigned to or otherwise identified with a customer order. The Company has reserved the right to sell directly to any customer or potential customer. The Company's sales force will continue to perform all marketing functions for new and existing accounts, including product claims administration. The actual customer order will then be processed through Ferrostaal with

Ferrostaal issuing a purchase order to the Company and, with Ferrostaal being responsible for credit risk. The Company will remain responsible for all quality and delivery claims and warranty-related issues. Under the arrangement, Ferrostaal is entitled to a commission equal to 1.3% of the product invoice amount and a finance charge based on the prime rate.

Besides the above-described financing activities, the Company's other source of potential liquidity is cash provided by operating activities. Net cash used for operating activities was $33.3 million for the six months ended June 30, 2001, as compared with net cash provided by operating activities of $25.5 million for the six months ended June 30, 2000. The uses of cash for operating activities during the three months ended June 30, 2001 included a net loss of $47.6 million, an increase in prepaid expenses and other of $4.0 million, a decrease in accounts payable of $18.7 million and a decrease in accrued payroll and related taxes of $2.5 million. These uses of cash were offset by depreciation and amortization of $13.6 million, a decrease in accounts receivable of $19.6 million, a decrease in inventories of $5.6 million and an increase in accrued interest payable of $1.0 million.

Additional liquidity may be realized by payments under agreements to curtail the Company's use of electric power and to generate excess power internally. These payments are based, however, on a market-driven price index. This agreed-upon price index, which is revised on a daily basis, will therefore affect the extent to which the Company is compensated under these agreements and, in turn, the Company's available cash.

Capital expenditures were $6.9 million and $7.9 million for the six months ended June 30, 2001 and 2000, respectively. The expenditures for 2001 were made primarily in connection with the Company's blast furnace repairs. Capital expenditures for fiscal year 2001 are budgeted at approximately $10 million, which includes the blast furnace repairs described above and other capital maintenance spending. Given the Company's recent emergence from Chapter 11, current market conditions, and the uncertainties created thereby, the Company is continuing to closely monitor and control its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the Company will be able to limit its capital spending to the amounts budgeted.

Quantative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in interest rates related to its Revolving Credit Facility and Term Loan. Variable interest rates may rise, which could increase the amount of interest expense. At June 30, 2001, the Company had variable rate debt outstanding from its credit facilities totaling $139.1 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for its variable rate credit facility. Based on this hypothetical assumption, the

Company would have incurred approximately an additional $350,000 in interest expense for the three months ended June 30, 2001.

Factors Affecting Future Results

The Company's future operations and liquidity will be impacted by, among other factors, pricing, product mix, throughput levels, production increase efficiencies, the Company's ability to generate excess electricity, the Company's curtailment of electric power consumption and the applicable electric power rates. The Company has efforts underway to improve price realization, shift its product mix and improve production efficiencies. The Company cannot be sure that its efforts will be successful or that sufficient demand will exist to support its efforts. Pricing and shipment levels in future periods are key variables to our future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions, including the outcome and effect of trade cases. As a result of current market conditions, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect its performance, financial condition and future results. Furthermore, continued weak market conditions or a disruption in the Company's operations would likely cause the Company to continue to experience continued negative cash flow. The prices which the Company may obtain for electrical power load curtailment and generation, which are tied to a daily market index, could impact its liquidity and operating results.

The Company's short-term and long-term liquidity is also dependent upon other factors including vendor credit support; availability of capital; foreign currency fluctuations; competitive and market forces; capital expenditure requirements; and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and its ability obtain external financing. There can be no assurance that these or other possible sources will be adequate.

Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, we may not be able to pass through such increased costs to its customers.

This report contains a number of forward-looking statements, including, without limitation, statements relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations, the Company's ability to compete with the additional production capacity being added in the domestic market, the Company's ability to realize power generation and power sales, resolution of certain pending claims and of other issues in our Chapter 11 proceedings, the Company's expectation that prices and shipments will improve, successful implementation of the Ferrostaal arrangement, continued compliance under our credit facilities, continued access to the Revolving Credit Facility, the level of future required capital expenditures, the effect of inflation and any other statements contained herein to the effect that we or our management "believes," "expects," "anticipates," "estimates," "will be," "plans" or other similar words or expressions. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein and in our press releases and other filings with the Securities and Exchange Commission.

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

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified. The Plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

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

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock were terminated. New shares of common stock were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claim. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which includes approximately $14 million of disputed claims. No shares of the common stock have been issued as yet for the disputed claims. Approximately 324,000 additional shares may be issued to unsecured creditors upon resolution of the disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock. Secured creditors were paid from the proceeds of the term loan.

Pursuant to a Facility and Site Lease dated May 18, 1995 with GATX Capital Corporation, the Company leased a plasma-fired cupola facility. The cupola was intended to supplement the Company's blast furnaces by producing liquid iron through melting scrap metal or other metallic inputs. The Company was unable to develop a cost-effective means of incorporating the cupola into its operations. In an effort to reduce expenses, the Company elected to reject the cupola lease as part of our bankruptcy case. Prior to the rejection of the cupola lease, GATX filed a proof of claim in the bankruptcy case in the amount of nearly $44.0 million, which represents the gross or undiscounted unpaid rental obligations and other expenses through the remaining seven years of the cupola lease. GATX also filed an amended claim and motion seeking to compel payment and for an administrative claim in the amount of approximately $7.2 million and an unsecured claim in the amount of approximately $30.0 million. On August 22 and 23, 2000, the Bankruptcy Court determined that, even if GATX had an administrative claim, that claim has been paid in full through a post-bankruptcy draw on an $8.4 million letter of credit by GATX and that GATX's allowed unsecured claim is approximately $24.2 million. GATX appealed the Bankruptcy Court's decision as to its $7.2 million administrative expense claim to the United States District Court for the District of Utah and requested, as relief on appeal, allowance of the full $7.2 million as an administrative expense claim in the bankruptcy case pursuant to Section 365(d)(10) of the Bankruptcy Code. On appeal before the United States District Court for the District of Utah, the court affirmed the bankruptcy court's denial of GATX's $7.2 million administrative expense claim and reversed the bankruptcy court's allowance of a $450,000 general unsecured claim to GATX based upon estimated costs of disposition of the equipment. The district court remanded the matter to the bankruptcy court for further proceedings. Once the bankruptcy court proceedings have concluded, GATX may initiate further appeals. If allowed on appeal, and after final resolution of any further appeals and proceedings, the $7.2 million administrative expense claim of GATX would be payable in full in cash. The remaining unsecured non-priority claims of GATX are payable only in shares of stock.

The Company's used oil reclamation system has recently come under scrutiny by the Utah Division of Solid and Hazardous Waste or UDSHW, and the U.S. Environmental Protection Agency ("EPA") for certain alleged violations of Utah's used oil regulations. These assertions are contained in a UDSHW letter addressed to the Company supported by an attached EPA opinion letter addressed to UDSHW. In a separate assertion, the EPA has also indicated that we may be in violation of the Oil Pollution Act of 1990. The Company believes that its longstanding used oil reclamation process qualifies for pertinent regulatory exemptions and intends to vigorously contest any asserted liability by either agency. The State of Utah has issued a Notice of Violation dated May 3, 2001. Total requested penalties are not specified. Potential penalties could be significant. The State of Utah can impose civil penalties of up to $10,000 per day, and the federal government can impose penalties up to $27,500 per day if it is not satisfied with the State's handling of the matter. Moreover, the cost of corrective action would be material. If the Company is found liable for these violations and penalties are imposed, the Company's financial condition, liquidity and profitability would suffer.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Under the terms of the Plan of Reorganization confirmed by the Bankruptcy Court on December 8, 2000, effective as of January 3, 2001, all of the rights of the prior holders of equity securities were terminated. Prior holders of unsecured claims against the Company were issued shares of new common stock in satisfaction of their claims, including accrued interest. The Company has no other class of securities currently issued and outstanding. As described above under MANAGEMENT'S DISCUSSION AND ANALYSIS: Liquidity and Capital Resources, the terms of one or both of the current credit facilities currently prohibits the payment of dividends with respect to the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As described above, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on February 1, 1999. The Bankruptcy Code prohibited the Company from making payments on unsecured pre-petition debt, including the 9-1/2% Senior Notes due 2004 and the 11-1/8% Senior Notes due 2001. On implementation of the Plan, these Senior Notes, including accrued interest, were converted to new common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

   Exhibit                                   Incorporated             Filed
   Number                Exhibit             by Reference            Herewith
   -------               -------             ------------            --------
    None.


(b) Reports on Form 8-K.

     During the three months ended June 30, 2001, the Company filed a report on Form 8-K dated May 30, 2001, reporting the issuance of press a release setting forth the Company's results of operations for the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENEVA STEEL HOLDINGS CORP


                                   By: \s\ Stephen M. Bunker
                                       -----------------------------------------
                                       Vice President of Finance and Treasurer

Dated: August 14, 2001