Form 10-K/A
period 2000-09-30
GENEVA STEEL HOLDINGS CORP
filed 2001-08-30
CIK 1128709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
      ____________.

COMMISSION FILE NO. 0-31020

                           GENEVA STEEL HOLDINGS CORP
               (Exact name of Registrant as specified in charter)

         DELAWARE                                  87-0665504
     (State or other                            (I.R.S. Employer
       jurisdiction                           Identification No.)
   of incorporation or
      organization)

   10 SOUTH GENEVA ROAD
      VINEYARD, UTAH                                 84058
  (Address of principal                            (Zip Code)
    executive office)

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

      The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $2,336,000 on August 27, 2001, computed at the last price for the registrant's common stock as reported by Nasdaq for that date. As of August 27, 2001, the registrant had 7,424,617 shares of its common stock outstanding.

      Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the distribution of securities under a plan confirmed by a court.

      Yes   [X]      No    [ ]

                               Introductory Note


The following items of the registrant's annual report on Form 10-K are hereby amended: Item 7 (Managements's Discussion and Analysis) and Item 8 (Financial Statements) in connection with a change in the report of our independent public accountants.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company owns and operates an integrated steel mill located near Provo, Utah. The Company produces and markets a variety of products, including flat and coiled plate, sheet, pipe, and slabs. The Company sells primarily through steel service centers and distributors. In addition, the Company sells finished products to various end users of steel products, including manufacturers of welded tubing, storage tanks, railcars, barges, and agricultural and industrial equipment. The Company also sells slabs to other producers of finished steel products.

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

Background

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

On September 30, 1998, the Company and eleven other domestic steel producers filed anti-dumping actions against hot- rolled coiled steel imports from Russia, Japan and Brazil. The group also filed a subsidy (countervailing duty) case against Brazil. All cases described in this paragraph are referred to as the "Coiled Product Cases."

In April 1999, the DOC issued a final determination that imports of hot-rolled coiled sheet from Japan were dumped at margins ranging from 17% to 65%. In June 1999, the ITC reached a unanimous 6-0 final determination that imports of hot-rolled sheet from Japan caused injury to the U.S. industry. As a result, an antidumping order was issued against imports from Japan that will last for a minimum duration of five years. During that time, the amount of antidumping duties due from U.S. importers of such products can vary based upon the results of annual administrative reviews. The Company believes that the imposition of these antidumping duties will substantially eliminate hot-rolled sheet imports from Japan, which totaled 2.7 million tons in 1998.

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

The Coiled Product Cases have benefitted the Company and the domestic steel industry. This benefit was, however, significantly thwarted by other countries that have substantially increased exports to the U.S. market. These increased imports into the U.S. adversely affected hot-rolled sheet prices and order volumes and have resulted in the recent filing of additional hot-rolled sheet cases as discussed below.

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

On June 30, 1999, the Company and seven other petitioners filed for Section 201 relief from welded line pipe imports, referred to as the Section 201 Case. Unlike conventional antidumping and countervailing duty cases, the relief granted in a Section 201 case can apply to imports from all sources, rather than only against countries named as respondents. In order for relief to be granted, the ITC must make an affirmative injury determination, after which a remedy is recommended by the ITC to the President. The President has the discretion to accept the ITC's recommendation or take other action, if any. The ITC made an affirmative injury determination by a margin of 5-1, and a remedy hearing was held on November 10, 1999. The ITC subsequently recommended to the President that imports be reduced by approximately 45% from 1998 levels. President Clinton, effective March 1, 2000, instead adopted a remedy that provides that imports to the U.S. of the subject product from any country (except Mexico and Canada) in excess of 9,000 tons in any year will be subject to duties of 19%, 15%, and 11%, for the years 2000, 2001 and 2002, respectively. Since the imposition of relief, imports in 2000 have been approximately 50% of 1998 levels. The 201 relief has benefitted the Company allowing it to increase production and margins on line pipe sales.

On November 13, 2000, several U.S. steel producers filed antidumping cases against imports of hot-rolled sheet (which includes coiled plate) from eleven countries: Argentina, China, India, Indonesia, Kazakhstan, Netherlands, Romania, South Africa, Taiwan, Thailand and Ukraine. Countervailing duty (subsidy) cases were also filed against imports from Argentina, India, Indonesia, South Africa and Thailand. The International Trade Commission made unanimous affirmative preliminary determinations of a reasonable indication of injury on December 28, 2000. On May 2, 2001,the Department of Commerce issued preliminary affirmative antidumping duty margins covering imports of hot-rolled sheet steel from these 11 countries. The preliminary antidumping duties ranged from 2.38% to 239%. The DOC also found that companies from five of these countries benefitted from significant government subsidies and imposed preliminary countervailing duties ranging from 7% to 40%. Final antidumping duties are expected to be issued by mid September 2001. The ITC is expected to issue final injury determinations between late August and late October 2001. If affirmative decisions are obtained, the Company expects that these cases will ultimately have a significant beneficial effect on the market, although there can be no assurance as to the outcome or effect.

On June 5, 2001, President Bush announced his intention to initiate an investigation, pursuant to Section 201 of U.S. trade law, that could result in the implementation of safeguards designed to protect domestic steel companies from the effects of steel exports by foreign competitors. Although the results of this investigation could be beneficial to us, the Company cannot predict its duration or outcome. On June 22, 2001, U.S. Trade Representative Zoellick requested that the International Trade Commission initiate a safeguard investigation. The request covers all of our products, except for line pipe, for which relief is already covered by Section 201. The Company expects the ITC to make an injury decision on October 22, 2001, and if that decision is affirmative, make a remedy recommendation to the President on December 19, 2001. The President would then have 60 days to take action.

The Company continues to monitor imports and may file additional trade cases or take other trade action in the future. Existing trade laws and regulations may, however, be inadequate to prevent the adverse impact of dumped and/or subsidized steel imports. Moreover, the preparation and prosecution of trade cases require several months during which the Company and other domestic producers must continue to suffer the adverse impact of unfairly traded imports. There is no guarantee that domestic markets will not in the future be flooded illegally with foreign imports of products in competition with the Company's products. While the Company intends to oppose all such imports vigorously, there is no guarantee that it will be successful. Consequently, such imports could pose continuing problems for the domestic steel industry and the Company.

On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. Beginning in fiscal year 1998, the Company's operating results were severely affected by, among other things, a dramatic surge in steel imports. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make a $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The bankruptcy code prohibited the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"). While in Chapter 11 bankruptcy, the Company remained in possession of its properties and assets and continued to manage its businesses as a debtor-in-possession, subject to the supervision of the Bankruptcy Court. The Company had a $125 million debtor-in-possession credit facility in place.

As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for both the years ended September 30, 2000 and 1999 was $33.1 million, which is $33.1 million and $22.0 million, respectively, in excess of recorded interest expense included in the Company's financial statements. Contractual dividends on the redeemable preferred stock as of September 30, 2000 were approximately $51.0 million and $36.9 million, respectively, which are $22.5 million and $8.4 million, respectively, in excess of dividends accrued in the Company's balance sheet.

Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company was prohibited from paying pre-petition obligations. The Bankruptcy Court approved payment of certain pre-petition obligations such as employee wages and benefits and customer claims and rebates. Additionally, the Bankruptcy Court approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company had the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections had the right to file pre-petition claims with the Bankruptcy Court.

On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified. The Plan became effective on January 3, 2001, with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is eighty-five percent guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan, the Company changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company, and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. The Company transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly- owned subsidiaries of Geneva Steel Holdings Corp. The Company also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp., which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

Under the terms of the Plan approved by the Bankruptcy Court, all rights with respect to the previous outstanding common and preferred stock were terminated. New shares of common stock of Geneva Steel Holdings Corp. were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claim. The unsecured claims consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt, which included approximately $14 million of disputed claims. No shares of common stock have been issued as yet for the disputed claims. Approximately 324,000 additional shares will be issued to unsecured creditors upon resolution of the disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock. Secured creditors of the Company were paid from the proceeds of the term loan.

Under the terms of an employee retention program approved by the Bankruptcy Court, the executive officers and a manager of the Company received options to purchase an aggregate of 5% of the shares of common stock of Geneva Steel Holdings Corp. on a fully diluted basis.

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

The Company has incurred losses each year since 1995, and as of June 30, 2001, after giving affect to its reorganization and the implementation of fresh start accounting, had an accumulated deficit of approximately $47.6 million. The Company expects to incur losses through at least the end of fiscal 2001 and may continue to have losses thereafter. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including the Company's ability to return to normal production and shipment levels.

The Company's financial statements have been prepared on a going concern basis. This basis contemplates the continuation of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The financial statements also present the assets of the Company at historical cost and reflect the intention that they will be realized as a going concern and in the normal course of business. The implementation of the Plan materially changed certain amounts currently disclosed in the Company's financial statements. As of September 30, 2000 and 1999, pre-petition claims are carried at face value in the financial statements. The financial statements do not present the amounts which will ultimately be assigned to assets and amounts paid to settle liabilities and contingencies in accordance with the Plan.

  As of December 31, 2000, the Company adopted fresh start accounting in accordance with statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under fresh start accounting, the Company's reorganization fair value was allocated to its assets; the accumulated deficit was eliminated; the Class A and Class B common stock, redeemable preferred stock and senior notes were eliminated; and its new equity was issued.

Results of Operations

The following table sets forth the percentage relationship of certain cost and expense items to net sales for the years indicated:

                                                                         Year Ended September 30,
                                                                         ------------------------
                                                                   2000            1999          1998
                                                                   -----           -----         -----

Net sales                                                          100.0%          100.0%        100.0%

Cost of sales                                                       99.3           134.0          91.5
                                                                   -----           -----         -----

Gross margin                                                         0.7           (34.0)          8.5

Selling, general and administrative expenses                         2.5            6.9            3.0
Write-down of impaired assets                                        --              --            2.5
                                                                   -----           -----         -----

Income (loss) from operations                                       (1.8)          (40.9)          3.0

Other income (expense):
    Interest and other income                                        0.1             0.3           --
    Interest expense                                                (1.1)           (6.2)         (5.9)
    Gain on sale of assets                                           1.7             1.5           --
                                                                   -----           -----         -----

Loss before reorganization items and benefit for income taxes       (1.1)          (45.3)         (2.9)

Reorganization items                                                 0.5            13.5           --
                                                                   -----           -----         -----

Loss before benefit for income taxes                                (1.6)          (58.8)         (2.9)
Benefit for income taxes                                             --               --          (0.3)
                                                                   -----           -----         -----

Net loss                                                            (1.6)%         (58.8)%        (2.6)%
                                                                   =====           =====         =====



The following table sets forth the product sales mix (including secondary products) in tons shipped for the fiscal years indicated (tons in thousands):

                                                    Year Ended September 30,
                                               ---------------------------------
                                               2000           1999         1998
                                               -----         -----         -----

Cut-to-Length Plate                              568           591         1,189
Sheet                                            992           306           425
Pipe                                             160            94           178
Slab                                             192           109           211
                                               -----         -----         -----
                                               1,912         1,100         2,003
                                               =====         =====         =====

Fiscal Year Ended September 30, 2000 Compared with Fiscal Year Ended September 30, 1999

Net sales increased $249.5 million, or 79.3% primarily due to increased shipments of approximately 811,700 tons and higher average selling prices for the year ended September 30, 2000 as compared to the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of sheet, plate, pipe and slab products increased by 12.5%, 2.7%, 12.5% and 20.2%, respectively, in the year ended September 30, 2000 as compared to the previous fiscal year. Shipped tonnage of sheet, pipe and slab products increased approximately 685,300 tons or 223.7%, 66,900 tons or 71.5% and 82,100 tons or 75.0%, respectively, while shipped tonnage of plate products decreased approximately 22,600 tons or 3.8% between the two years. The changes in price, volume and product mix were primarily the result of significantly improved market conditions. As a result of various trade cases, as well as improved steel markets in several foreign economies, market conditions for the Company's products significantly improved in the year ended September 30, 2000 as compared to the previous fiscal year, although well below levels existing prior to the influx of imports. Average price realization increased despite a product mix shift to lower-priced sheet.

The Company expects in the near term that both volume and pricing will continue to decline below fiscal year 2000 fourth quarter levels. Steel imports into the U.S. and domestic steel inventory levels have been relatively high and are adversely affecting the Company's order entry and pricing. Additionally, new plate production capacity is being added in the domestic market. As a result of the increased supply of imports and other market conditions, the Company expects that its overall price realization and shipments will decrease significantly in the first two quarters of fiscal 2001 and negatively impact the financial performance of the Company during the quarters. The Company expects that overall price realization and shipments will remain at relatively low levels for 2001 and negatively impact its financial performance for 2001 and potentially beyond that period although there can be no assurance that such will be the case. As of December 31, 2000, the Company had estimated total orders on hand of approximately 52,000 tons compared to approximately 166,800 tons as of December 31, 1999.

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

Domestic competition remains intense and imported steel continues to adversely effect the market. The Company sells substantially all of its products in the spot market at prevailing market prices. The Company believes its percentage of such sales is higher than that of most other domestic integrated producers. Consequently, the Company may be affected by price increases or decreases more quickly than many of its competitors. The Company intends to react to price increases or decreases in the market as required by competitive conditions.

Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, decreased to 99.3% for the year ended September 30, 2000, as compared to 134.0% for the previous fiscal year. The overall average cost of sales per ton shipped decreased approximately $90 per ton between the two years, primarily as a result of production efficiencies associated with returning to a two-blast furnace operating level and a shift in product mix to lower-cost coiled products, offset in part by significantly higher natural gas costs. Operating costs per ton decreased as production volume increased in part because fixed costs were allocated over more tons.

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

Depreciation costs included in cost of sales decreased approximately $2.1 million for the year ended September 30, 2000, compared with the same period in the previous fiscal year. This decrease was due to a slightly lower asset base.

Selling, general and administrative expenses for the year ended September 30, 2000 decreased approximately $8.1 million, or 37.2% as compared to the same period in the previous fiscal year. These lower expenses were due primarily to a higher than usual provision for the allowance for doubtful accounts of approximately $4.0 million expensed during the year ended September 30, 1999. In addition, cost savings related to staff and support personnel reductions reduced expenses during the current period.

Interest expense decreased approximately $13.2 million, or 67.5% during the year ended September 30, 2000 as compared to the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes. Interest expense on the Senior Notes of approximately $11.1 million was included in the year ended September 30, 1999, which reflected accrued interest prior to February 1, 1999. In addition, lower average borrowings outstanding under the Company's revolving credit facility in the year ended September 30, 2000 reduced interest expense by approximately $2.1 million as compared to the previous fiscal year.

During the years ended September 30, 2000 and 1999, the Company recorded approximately $4.6 million and $6.0 million, respectively, in professional fees and expenses related to its Chapter 11 reorganization efforts. These include the professional fees and expenses of the two official committees established in the bankruptcy proceeding. These expenses have been included in the reorganization item in the statements of operations.

Fiscal Year Ended September 30, 1999 Compared
With Fiscal Year Ended September 30, 1998

Net sales decreased $405.7 million, or 56.3%, primarily due to decreased shipments of approximately 902,900 tons and significantly lower average selling prices for the year ended September 30, 1999, as compared to the previous fiscal year. The weighted average sales price (net of transportation costs) per ton of plate, pipe, sheet and slab products decreased by 20.8%, 17.6%, 18.9% and 23.7%, respectively, in the year ended September 30, 1999, compared to the previous fiscal year. Shipped tonnage of plate, pipe, sheet and slab products decreased approximately 598,900 tons or 50.3%, 84,300 tons or 47.4%, 118,600 tons or 27.9%
and 101,100 tons or 48.0%, respectively, between the two years. The decreases in prices and volumes were primarily a result of increased supply from imports as discussed above, as well as other market factors.

The Company's cost of sales, as a percentage of net sales, increased to 134.0% for the year ended September 30, 1999, as compared to 91.5% for the previous fiscal year. The overall average cost of sales per ton shipped increased approximately $53 per ton between the two years, primarily as a result of production inefficiencies associated with operating at production levels significantly less than full capacity. As described above, the surge in steel imports and resulting low level of orders, together with other market factors, caused production levels to decline. Operating costs per ton increased in part because fixed costs were allocated over fewer tons. In addition, the Company, in response to falling prices and higher costs, wrote-down the cost of its inventories to market prices, resulting in an adjustment of approximately $3.5 million, which increased cost of sales in the year ended September 30, 1999, as compared to the previous year. The Company underwent several rounds of personnel reductions and other cost cuts in an attempt to at least partially offset the adverse cost effects of lower production rates. The Company's total headcount as of November 30, 1999 was approximately 1,725, as compared to approximately 2,530 as of November 30, 1998. During most of fiscal year 1999, the Company attempted to minimize production inefficiencies by limiting its production to a full, one-blast furnace level.

Depreciation costs included in cost of sales decreased approximately $1.7 million for the year ended September 30, 1999, compared with the previous fiscal year. This decrease was due to a lower asset base as a result of a write-down at the end of fiscal year 1998 of approximately $16.3 million for impaired fixed assets.

Selling, general and administrative expenses for the year ended September 30, 1999 decreased approximately $0.3 million, or 1.4%, as compared to the same period in the previous fiscal year. These lower expenses were due in part to cost savings related to staff and support personnel reductions. These reductions were offset by an increase in the provision for doubtful accounts of approximately $4.0 million due in part to the depressed steel market that negatively affected certain of the Company's customers.

Interest expense decreased approximately $22.9 million during the year ended September 30, 1999 as compared to the previous fiscal year. As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes. Contractual interest on the Senior Notes for the year ended September 30, 2000 was $33.1 million, which is $22.0 million in excess of recorded interest expense on the Senior Notes. In addition, lower production volumes resulting in lower working capital needs decreased the average borrowings outstanding under the Company's revolving credit facility as compared to the previous fiscal year.

Subsequent to the Company's filing of its voluntary petition for relief under Chapter 11 of the Bankruptcy Code on February 1, 1999, the Company recorded approximately $6.0 million in professional fees and expenses related to its Chapter 11 reorganization efforts during fiscal year 1999. These include the professional fees and expenses of the bondholders' and unsecured creditors' committees. These expenses have not been included in selling, general and administrative expenses, but are set out separately in the statement of operations. In addition, the Company also recorded other reorganization expenses of approximately $36.3 million for the write-off of deferred loan fees on the Senior Notes and a provision for certain executory contracts rejected.

Liquidity and Capital Resources

In the past, the Company's principal sources of capital included the sale of equity; the incurrence of long-term indebtedness, including borrowings under the Company's credit facilities; equipment lease financings; asset sales and cash provided by operations.

On January 3, 2001, Geneva Steel LLC entered into a term loan agreement with Citicorp USA, Inc., as agent, which provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and equipment of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement, as amended, requires relatively small monthly principal amortization payments beginning in April 2001 and is due and payable in full on September 30, 2005. The loan is structured in various tranches requiring different interest rates. The overall blended rate was approximately 9.7% at June 30, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants. On April 30, 2001, the Term Loan was amended to change from quarterly principal amortization payments beginning June 2001 to monthly principal amortization payments beginning April 2001 and to provide a two-month cash interest expense reserve of approximately $1.3 million in a cash collateral account.

On January 3, 2001, Geneva Steel LLC entered into a revolving credit facility with a syndicate of banks led by Citicorp USA, Inc., as agent (the "Revolving Credit Facility"). The Revolving Credit Facility, in the amount of up to $125 million, is secured by inventories, accounts receivable and certain other assets, and proceeds thereof, and expires on March 31, 2005. Interest is payable at the defined base rate (6.75% at June 30, 2001) plus 1.75% or the defined LIBOR rate (4.125% at June 30, 2001) plus 2.75%. The Company pays a monthly commitment fee based on an annual rate of .50% of the average unused portion of the borrowing limit under the Revolving Credit Facility. The amount available to the Company under the Revolving Credit Facility currently ranges between 50 and 55%, in the aggregate, of eligible inventories plus 85% of eligible accounts receivable. Borrowing availability under the Revolving Credit Facility is also subject to other financial tests and covenants relating primarily to the results of operations. There can be no assurance that such covenants and tests will be satisfied on an ongoing basis. As of August 27, 2001, the Company's eligible inventories, accounts receivable and other assets supported access to $63.1 million under the Revolving Credit Facility. As of August 27, 2001, the Company had $37.5 million available under the Revolving Credit Facility, with $23.5 million in borrowings and $2.1 million in outstanding letters of credit.

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


In March 2001, the Revolving Credit Facility was amended to extend the date to December 31, 2001 by which the Company is required to enter into an interest rate contract or contracts to provide protection against interest rates exceeding 8.8% per annum on $75 million of the Term Loan. On April 30, 2001, the Company entered into a second amendment to the Revolving Credit Facility reducing to $35 million from $50 million the minimum liquidity threshold below which certain financial covenants apply. If borrowing availability on the Revolving Credit Facility declines below $35 million, the Company becomes subject to an EBITDA to cash interest expense ratio and a senior leverage ratio. The required EBITDA to cash interest expense ratio for each of the fiscal quarters ending September 30, 2001 and December 31, 2001 is 3.0 to 1. The required senior leverage ratio for each of the fiscal quarters ending September 30, 2001 and December 31, 2001 is 3.5 to 1. These and other financial covenants would currently not be met if the minimum liquidity threshold drops below $35 million which would require the Company to request further amendments in order to avoid a default under the Revolving Credit Facility. In addition, the second amendment reduced the maximum capital expenditures requirement to $25 million for 2001 and $65 million for 2002. The second amendment also requires the Company to maintain a tangible net worth requirement greater than or equal to the Company's tangible net worth at December 31, 2000 less $60 million. In August 2001, the Company entered into a third amendment to the Revolving Credit Facility which permitted the Company to enter into a product sales agreement with Ferrostaal Incorporated. In addition, the amendment provides that financial covenants are not tested during times when there are no outstanding borrowings on the Revolving Credit Facility. There can be no assurance that the Company can stay above the minimum liquidity threshold, meet its financial and other covenants or, if necessary, obtain further amendments to the Revolving Credit Facility.

Besides the above-described financing activities, the Company's other source of potential liquidity is cash provided by operating activities. Net cash used for operating activities was $25.2 million for the year ended September 30, 2000, as compared with net cash provided by operating activities of $8.1 million for the year ended September 30, 1999. The uses of cash for operating activities during the year ended September 30, 2000 included a net loss of $9.0 million, a gain on asset sales of $9.8 million, an increase in accounts receivable of $42.0 million, an increase in inventories of $3.2 million, an increase in accounts payable of $1.5 million and an increase in accrued liabilities of $4.0 million. These uses of cash were offset by depreciation and amortization of $43.3 million and a decrease in accrued payroll and related taxes of $1.9 million.

In March 2000, the Company entered into an agreement with Mannesmann Pipe and Steel ("Mannesmann") to terminate its existing sales representation agreement. Prior to termination, Mannesmann sold the Company's products to end customers at the same sales price Mannesmann paid the Company plus a variable commission. Mannesmann paid the Company in approximately three days. In addition, the agreement required Mannesmann to purchase and pay for the Company's finished goods inventory as soon as it was assigned to or was otherwise identified with a particular order. When funds were received for inventory prior to shipment, the Company deferred revenue recognition until the inventory was shipped. Therefore, until shipment occurred the Company recorded the receipt of funds and a corresponding liability representing the deferred revenue and/or inventory reduction for the cost of the inventory in its financial statements. The Company was responsible for customer credit and product quality for all steel sold through Mannesmann. The arrangement with Mannesmann was terminated beginning July 1, 2000, with a 180 day phase out of its liquidity arrangement with Mannesmann. The Company estimates that termination of the liquidity arrangement reduced the liquidity otherwise available to the Company by approximately $12 million.

In August 2001, the Company announced that its wholly-owned subsidiary, Geneva Steel LLC, has entered into a product sales agreement with Ferrostaal Incorporated of Houston, Texas. Under the agreement, Ferrostaal will purchase and pay for certain of the Company's finished goods inventory as soon as such goods have been assigned to or otherwise identified with a customer order. The Company has reserved the right to sell directly to any customer or potential customer. The Company's sales force will continue to perform all marketing functions for new and existing accounts, including product claims administration. The actual customer order will then be processed through Ferrostaal with Ferrostaal issuing a purchase order to the Company and, with Ferrostaal being responsible for credit risk. The Company will remain responsible for all quality and delivery claims and warranty-related issues. Under the arrangement, Ferrostaal is entitled to a commission equal to 1.3% of the product invoice amount and a finance charge based on the prime rate.

During the bankruptcy, the Company supplemented its liquidity by the sale of certain non-core assets. During the first quarter of fiscal year 2000, the Company completed the sale of its quarry for $10.0 million and received $8.5 million and $1.5 million in October 1999 and September 2000, respectively. Pursuant to the sale, the Company entered into a contract with the buyer of the quarry for the purchase of limestone to meet its production requirements at a per ton price that is lower than the Company's historical production cost.

Capital expenditures were $13.0 million and $8.0 million for the year ended September 30, 2000 and 1999, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization and capital maintenance efforts. Capital expenditures for fiscal year 2001 are budgeted at approximately $10 million, which includes the blast furnace repairs and other capital maintenance spending. Given the Company's recent emergence from Chapter 11, current market conditions, and the uncertainties created thereby, the Company is continuing to closely monitor and control its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the Company will be able to limit its capital spending to the amounts budgeted.

Quantative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in interest rates related to the Company's credit facility and Term Loan. Variable interest rates may rise, which could increase the amount of interest expense. At September 30, 2000, the Company had variable rate debt outstanding from its credit facilities totaling $82.7 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for the Company's variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $827,000 in interest expense for the year ended September 30, 2000.

Factors Affecting Future Results

The Company's future operations and liquidity will be impacted by, among other factors, pricing, product mix, throughput levels and production efficiencies. The Company has efforts underway to increase sales volumes, shift its product mix and improve throughput rates and production efficiencies. There can be no assurance that the Company's efforts will be successful or that sufficient demand will exist to support the Company's efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions, including the outcome and effect of the trade cases. Furthermore, the Chapter 11 bankruptcy filing introduced numerous uncertainties which may affect the Company's business, asset values, results of operations and prospects. Because of current market conditions, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect the performance, financial condition and future results of the Company. Furthermore, continued weak market conditions or a disruption in the Company's operations would likely cause the Company to experience negative cash flow. The prices which the company may obtain for electrical power load curtailment and generation, which are tied to a daily market index, could impact its liquidity and operating results.

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

This report contains a number of forward-looking statements, including, without limitation, statements contained in this report relating to the Company's ability to compete against imports and the effect of imports and trade cases on the domestic market, the Company's ability to improve and optimize operations, the Company's ability to compete with the additional production capacity being added in the domestic market, resolution of certain pending claims and of other issues in the Company's Chapter 11 proceedings, the Company's ability to realize power generation and power sales, the Company's expectation that prices and shipments will improve, production efficiencies, the effect of higher natural gas prices, successful implementation of the Ferrostaal arrangement, the level of future required capital expenditures, continued compliance under the company's credit facilities, continued access to the Revolving Credit Facility, the effect of inflation and any other statements contained herein to the effect that the Company or its management "believes," "expects," "anticipates," "plans" or other similar expressions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein and in the Company's press releases and other filings with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data.

                         INDEX TO FINANCIAL STATEMENTS

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants ....................................................... F-2
Balance Sheets as of September 30, 2000 and 1999 ............................................... F-3
Statements of Operations for the years ended September 30, 2000, 1999 and 1998 ................. F-4
Statements of Stockholders' Equity (deficit) for the years ended September 30, 2000, 1999 and
  1998.......................................................................................... F-5
Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998 ................. F-6
Notes to Financial Statements .................................................................. F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Geneva Steel Company:

     We have audited the accompanying balance sheets of Geneva Steel Company (a Utah corporation) as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geneva Steel Company as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, on February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah. The filing was made necessary by a lack of sufficient liquidity. On December 8, 2000, the Bankruptcy Court entered an order confirming the Company's plan of reorganization (the "Plan"), as amended and modified. The Plan was consummated on January 3, 2001, together with the closing of the post-bankruptcy credit facilities. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting effective December 31, 2000. As a result, the Company's post-bankruptcy financial statements will not be comparable with those prepared before the Plan was consummated, including the accompanying financial statements.

     Subsequent to January 4, 2001, the date of our original report, the Company has experienced negative gross margins and significant operating losses. Additionally, the Company recently entered into an amendment to modify certain financial covenants under its post-bankruptcy credit facilities. These factors, among others, as described in Note 1, create a substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amount and classification of liabilities. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP

Salt Lake City, Utah
July 16, 2001

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
ASSETS
Current Assets:
  Cash......................................................  $      --    $      --
  Accounts receivable, less allowance for doubtful accounts
    of $8,579 and $10,912, respectively.....................     57,212       15,196
  Inventories...............................................     58,691       55,460
  Deferred income taxes.....................................      8,373       14,609
  Prepaid expenses and other................................      5,066        4,584
                                                              ---------    ---------
         Total current assets...............................    129,342       89,849
                                                              ---------    ---------
Property, Plant and Equipment:
  Land......................................................      2,792        2,990
  Buildings.................................................     16,094       16,119
  Machinery and equipment...................................    643,484      645,943
                                                              ---------    ---------
                                                                662,370      665,052
  Less accumulated depreciation.............................   (319,143)    (292,035)
                                                              ---------    ---------
    Net property, plant and equipment.......................    343,227      373,017
                                                              ---------    ---------
Other Assets................................................     11,221       11,850
                                                              ---------    ---------
                                                              $ 483,790    $ 474,716
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities Not Subject to Compromise:
  Revolving credit facility.................................  $  82,675    $  55,466
  Accounts payable..........................................     19,923       16,334
  Accrued liabilities.......................................     14,528       18,209
  Accrued payroll and related taxes.........................      9,355        7,444
  Accrued pension and profit sharing costs..................        585          963
                                                              ---------    ---------
         Total current liabilities..........................    127,066       98,416
                                                              ---------    ---------
Liabilities Subject to Compromise:
  Senior notes..............................................    325,000      325,000
  Accounts payable..........................................     52,658       56,632
  Accrued dividends payable.................................     28,492       28,494
  Accrued interest payable..................................     15,409       15,409
  Accrued liabilities.......................................      3,125        3,404
                                                              ---------    ---------
                                                                424,684      428,939
                                                              ---------    ---------
Long-Term Employee Defined Benefits.........................     10,617       10,731
                                                              ---------    ---------
Deferred Income Tax Liabilities.............................      8,373       14,609
                                                              ---------    ---------
Commitments and Contingencies (Notes 1 and 6)
Redeemable Preferred Stock, Series B, no par value; 388,358
  shares authorized, issued and outstanding, with a
  liquidation value of $58,684..............................     56,757       56,001
                                                              ---------    ---------
Stockholders' Deficit:
  Preferred stock, no par value; 3,600,000 shares authorized
    for all series, excluding Series B, none issued.........         --           --
  Common stock --
    Class A, no par value; 60,000,000 shares authorized,
     15,878,686 and 15,008,767 shares issued,
     respectively...........................................    100,870       92,022
    Class B, no par value; 50,000,000 shares authorized,
     9,752,158 and 18,451,348 shares issued and outstanding,
     respectively...........................................      5,148        9,741
  Warrants to purchase Class A common stock.................         --        4,255
  Accumulated deficit.......................................   (249,725)    (239,998)
                                                              ---------    ---------
         Total stockholders' deficit........................   (143,707)    (133,980)
                                                              ---------    ---------
                                                              $ 483,790    $ 474,716
                                                              =========    =========

     The accompanying notes to financial statements are an integral part of these balance sheets.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                              2000        1999         1998
                                                            --------    ---------    --------
Net sales.................................................  $564,233    $ 314,726    $720,453
Cost of sales.............................................   560,451      421,812     659,132
                                                            --------    ---------    --------
  Gross margin............................................     3,782     (107,086)     61,321
Selling, general and administrative expenses..............    13,698       21,816      22,116
Write-down of impaired assets.............................        --           --      17,811
                                                            --------    ---------    --------
  Income (loss) from operations...........................    (9,916)    (128,902)     21,394
                                                            --------    ---------    --------
Other income (expense):
  Interest and other income...............................       368          996         326
  Interest expense (total contractual interest of $39,435
     and $41,643 in 2000 and 1999, respectively)..........    (6,366)     (19,597)    (42,483)
  Gain on asset sales.....................................     9,808        4,666          30
                                                            --------    ---------    --------
                                                               3,810      (13,935)    (42,127)
                                                            --------    ---------    --------
Loss before reorganization items and benefit for income
  taxes...................................................    (6,106)    (142,837)    (20,733)
                                                            --------    ---------    --------
Reorganization items:
  Provision for rejected executory contracts..............    (1,750)      32,815          --
  Professional fees.......................................     4,615        6,025          --
  Write-off of deferred loan fees.........................        --        3,430          --
                                                            --------    ---------    --------
                                                               2,865       42,270          --
                                                            --------    ---------    --------
Loss before benefit for income taxes......................    (8,971)    (185,107)    (20,733)
Benefit for income taxes..................................        --           --      (1,790)
                                                            --------    ---------    --------
Net loss..................................................    (8,971)    (185,107)    (18,943)
Less redeemable preferred stock dividends and accretion
  for original issue discount.............................       756        4,829      11,772
                                                            --------    ---------    --------
Net loss applicable to common shares......................  $ (9,727)   $(189,936)   $(30,715)
                                                            ========    =========    ========
Basic and diluted net loss per common share...............  $  (0.58)   $  (11.33)   $  (1.90)
                                                            ========    =========    ========
Weighted average common shares outstanding................    16,854       16,759      16,155
                                                            ========    =========    ========

  The accompanying notes to financial statements are an integral part of these statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                       SHARES ISSUED              AMOUNT          WARRANTS
                                  -----------------------   ------------------   TO PURCHASE
                                    COMMON       COMMON      COMMON    COMMON      COMMON      ACCUMULATED   TREASURY
                                   CLASS A      CLASS B     CLASS A    CLASS B     CLASS A       DEFICIT      STOCK       TOTAL
                                  ----------   ----------   --------   -------   -----------   -----------   --------   ---------
Balance at September 30, 1997...  14,705,265   19,151,348   $ 87,979   $10,110     $ 5,360      $ (11,399)   $(9,447)   $  82,603
  Issuance of Class A common
    stock to employee savings
    plan........................          --           --         --       --           --         (5,635)     6,955        1,320
  Redeemable preferred stock
    dividends...................          --           --         --       --           --        (11,025)        --      (11,025)
  Redeemable preferred stock
    accretion for original issue
    discount....................          --           --         --       --           --           (747)        --         (747)
  Net loss......................          --           --         --       --           --        (18,943)        --      (18,943)
                                  ----------   ----------   --------   -------     -------      ---------    -------    ---------
Balance at September 30, 1998...  14,705,265   19,151,348     87,979   10,110        5,360        (47,749)    (2,492)      53,208
  Issuance of Class A common
    stock to employee savings
    plan........................          --           --         --       --           --         (2,313)     2,492          179
  Exercise of Warrants to
    purchase Class A common
    stock.......................     233,502           --      3,674       --       (1,105)            --         --        2,569
  Conversion of Class B common
    stock to Class A common
    stock.......................      70,000     (700,000)       369     (369)          --             --         --           --
  Redeemable preferred stock
    dividends...................          --           --         --       --           --         (3,986)        --       (3,986)
  Redeemable preferred stock
    accretion for original issue
    discount....................          --           --         --       --           --           (843)        --         (843)
  Net loss......................          --           --         --       --           --       (185,107)        --     (185,107)
                                  ----------   ----------   --------   -------     -------      ---------    -------    ---------
Balance at September 30, 1999...  15,008,767   18,451,348     92,022    9,741        4,255       (239,998)        --     (133,980)
  Expiration of Warrants to
    purchase Class A common
    stock.......................          --           --      4,255       --       (4,255)            --         --           --
  Conversion of Class B common
    stock to Class A common
    stock.......................     869,919   (8,699,190)     4,593   (4,593)          --             --         --           --
  Redeemable preferred stock
    accretion for original issue
    discount....................          --           --         --       --           --           (756)        --         (756)
  Net loss......................          --           --         --       --           --         (8,971)        --       (8,971)
                                  ----------   ----------   --------   -------     -------      ---------    -------    ---------
Balance at September 30, 2000...  15,878,686    9,752,158   $100,870   $5,148      $    --      $(249,725)   $    --    $(143,707)
                                  ==========   ==========   ========   =======     =======      =========    =======    =========

  The accompanying notes to financial statements are an integral part of these statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                              2000        1999         1998
                                                            --------    ---------    --------
Cash flows from operating activities:
  Net loss................................................  $ (8,971)   $(185,107)   $(18,943)
  Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Depreciation.........................................    42,505       44,679      42,272
     Amortization and write-off of deferred loan fees.....       790        5,946       1,910
     Deferred income tax benefit..........................        --           --      (2,049)
     Gain on asset sales..................................    (9,808)      (4,666)        (30)
     Write-down of impaired assets........................        --           --      17,811
     Provision for write-off of leasehold improvements
       related to rejected executory contracts............        --        1,485          --
     (Increase) decrease in current assets --
       Accounts receivable, net...........................   (42,016)      48,234      (3,267)
       Inventories........................................    (3,231)      58,264     (15,143)
       Prepaid expenses and other.........................      (482)      (1,350)     13,821
     Increase (decrease) in current liabilities --
       Accounts payable...................................    (1,515)      35,243     (12,231)
       Accrued liabilities................................    (3,960)      (1,914)      1,635
       Accrued payroll and related taxes..................     1,911       (1,829)       (941)
       Accrued interest payable...........................        --       10,329         521
       Accrued pension and profit sharing costs...........      (378)      (1,219)        481
                                                            --------    ---------    --------
Net cash provided by (used for) operating activities......   (25,155)       8,095      25,847
                                                            --------    ---------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment...............   (13,005)      (8,025)    (10,893)
  Proceeds from sale of property, plant and equipment.....    10,098        4,684          34
                                                            --------    ---------    --------
Net cash used for investing activities....................  $ (2,907)   $  (3,341)   $(10,859)
                                                            --------    ---------    --------

  The accompanying notes to financial statements are an integral part of these statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                    STATEMENTS OF CASH FLOWS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash flows from financing activities:
  Borrowings from credit facilities........................  $ 64,294    $ 19,794    $ 25,649
  Payments on credit facilities............................   (37,085)    (25,097)    (39,785)
  Payments for deferred loan fees and other assets.........      (275)     (1,580)         --
  Change in bank overdraft.................................     1,128       2,129        (852)
                                                             --------    --------    --------
Net cash provided by (used for) financing activities.......    28,062      (4,754)    (14,988)
                                                             --------    --------    --------
Net change in cash.........................................        --          --          --
Cash at beginning of year..................................        --          --          --
                                                             --------    --------    --------
Cash at end of year........................................  $     --    $     --    $     --
                                                             ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)..................  $  5,570    $  9,268    $ 40,052

Supplemental schedule of noncash financing activities:

     For the years ended September 30, 2000, 1999 and 1998, the Company increased the redeemable preferred stock by $756, $843, and $747, respectively, for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. At September 30, 2000, the Company had accrued dividends payable of $28,492 (total contractual dividends of $50,956).

     During the year ended September 30, 1999, warrants to purchase 233,502 shares of Class A common stock were exercised at $11 per share. The exercise price was paid to the Company with 11,642 shares of redeemable preferred stock as provided for in the redeemable preferred stock agreement.

  The accompanying notes to financial statements are an integral part of these statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                         NOTES TO FINANCIAL STATEMENTS

1  NATURE OF OPERATIONS AND BUSINESS CONDITIONS

     The Company's steel mill manufactures a wide range of coiled and flat plate, sheet, pipe and slabs for sale to various distributors, steel processors or end-users primarily in the western and central United States.

     On February 1, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. Beginning in fiscal year 1998, the Company's operating results were severely affected by, among other things, a dramatic surge in steel imports. As a consequence of record-high levels of low-priced steel imports and the resultant deteriorating market conditions, the Company's overall price realization and shipments declined precipitously. Decreased liquidity made it impossible for the Company to service its debt and fund ongoing operations. Therefore, the Company sought protection under Chapter 11 of the Bankruptcy Code. Prior to the bankruptcy filing, the Company did not make a $9 million interest payment due January 15, 1999 under the terms of the Company's 9 1/2% senior notes due 2004. The bankruptcy code prohibited the Company from making payments on unsecured, pre-petition debt, including the 9 1/2% senior notes due 2004 and the 11 1/8% senior notes due 2001 (collectively, the "Senior Notes"). While in the Chapter 11 bankruptcy, the Company remained in possession of its properties and assets and continued to manage its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court. The Company had a $125 million debtor-in-possession credit facility in place (See Note 3).

     As of February 1, 1999, the Company discontinued accruing interest on the Senior Notes and dividends on its redeemable preferred stock. Contractual interest on the Senior Notes for both the years ended September 30, 2000 and 1999 was $33.1 million, which is $33.1 million and $22.0 million, respectively, in excess of recorded interest expense included in the accompanying financial statements. Contractual dividends on the redeemable preferred stock as of September 30, 2000 and 1999, were approximately $51.0 million and $36.9 million, respectively, which are $22.5 million and $8.4 million, respectively, in excess of dividends accrued in the accompanying balance sheets.

     Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Company's liabilities as of the petition date or to enforce pre-petition contractual obligations were automatically stayed. Absent approval from the Bankruptcy Court, the Company was prohibited from paying pre-petition obligations. The Bankruptcy Court approved payment of certain pre-petition obligations such as employee wages and benefits and customer claims and rebates. Additionally, the Bankruptcy Court approved the retention of various legal, financial and other professionals. As a debtor-in-possession, the Company had the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections had the right to file pre-petition claims with the Bankruptcy Court.

     On July 20, 2000, the Company and the Official Committee of Bondholders in the Company's Chapter 11 case filed a proposed plan of reorganization (the "Plan") and disclosure statement with the Bankruptcy Court. On December 8, 2000, the Bankruptcy Court entered an order confirming the Plan, as amended and modified (the "Confirmation Order"). The Plan was consummated on January 3, 2001, together with the closing of the post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is eighty-five percent guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit. (See Note 3).

     Under the terms of the Plan, the Company changed its state of domicile from Utah to Delaware, changed its form of organization from a corporation to a limited liability company ("Geneva Steel LLC"), and became a wholly-owned subsidiary of Geneva Steel Holdings Corp. (the "Reorganized Company"). The Company

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

transferred certain real property not used in the steel mill operations to Williams Farm Property, LLC and its iron ore mines located in southern Utah to Iron Ore Mines, LLC, both of which are also wholly-owned subsidiaries of Geneva Steel Holdings Corp. The Company also transferred ownership of Vineyard Iron Company and Vineyard Management Company to Geneva Steel Holdings Corp., which made those entities wholly-owned subsidiaries of Geneva Steel Holdings Corp.

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

     The accompanying financial statements present the assets of the Company at historical cost and reflect the intention that they will be realized as a going concern and in the normal course of business. The implementation of the Plan materially changed certain amounts currently disclosed in the accompanying

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

financial statements (See Note 2). As of September 30, 2000 and 1999, pre-petition claims are carried at face value in the financial statements. The accompanying financial statements do not present the amounts which were ultimately assigned to assets and amounts paid to settle liabilities and contingencies in accordance with the Plan.

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

     Although our business continues to be adversely affected by low-priced steel imports, the domestic steel industry has taken steps, including filing antidumping cases on hot rolled sheet from 11 countries with federal authorities, to obtain relief from the effects of steel exports by foreign competitors. The steel industry has received a final favorable determination from the U.S. International Trade Commission and the Department of Commerce as to two countries, and expects final affirmative rulings to be issued in October 2001 against the other nine countries. We expect that a favorable resolution of these cases would ultimately have a significant beneficial effect on the market and our business for hot rolled sheet.

     On June 5, 2001, President Bush announced his intention to initiate an investigation, pursuant to Section 201 of U.S. trade law, that could result in the implementation of safeguards designed to protect domestic steel companies from the effects of steel exports by foreign competitors. Although the results of this investigation could be beneficial to us, we cannot predict its duration or outcome. On June 22, 2001, U.S. Trade Representative Zoellick requested that the federal trade commission initiate a safeguard investigation. The request covers all of our products, slab, hot-rolled sheet and plate, except for line pipe, which is already covered by Section 201 relief. An injury decision is expected on October 22, 2001 and if that decision is affirmative, a remedy recommendation is expected to be made to the President on December 19, 2001. The President would then have 60 days to take action.

     We own a 50MW electric generator that can be used to supply electric power and energy for internal use or sale into the wholesale electric market. In light of current market conditions for wholesale electricity in the western United States and continued weak market conditions in the steel industry, we have actively pursued several alternatives for realizing and maximizing the value of our electric generation facilities and our ability to curtail electricity consumption through operational changes. We have recently entered into a contract with our electric supplier to curtail our electric consumption during eight peak hours each weekday through at least September 15, 2001, in exchange for payments tied to a daily market index price of electricity. We have also agreed, in exchange for compensation that is also tied to the daily market price, to operate our generation facilities at maximum capacity during off-peak hours, when market prices justify doing so, to offset our purchases from our electric supplier.

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

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Bankruptcy Accounting

     While in Chapter 11 bankruptcy, the Company applied the provisions in Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     The Company adopted, as of the effective date of the Plan, fresh-start accounting pursuant to SOP 90-7. Under fresh-start accounting, the reorganization fair value of the Company is allocated to the entity's assets, the Company's accumulated deficit is eliminated, and the equity in the new company is issued according to the Plan. As a result of adopting fresh-start accounting and emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan was consummated, including the accompanying financial statements.

  Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories

     Inventories include costs of material, labor and manufacturing overhead. Inventories are stated at the lower of cost (using a standard costing method which approximates weighted average cost) or market value. The composition of inventories as of September 30, 2000 and 1999 was as follows (dollars in thousands):

                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $17,574    $17,081
Semi-finished and finished goods.........................   38,808     33,762
Operating materials......................................    2,309      4,617
                                                           -------    -------
                                                           $58,691    $55,460
                                                           =======    =======

     Operating materials consist primarily of production molds, platforms for the production molds and furnace lining refractories.

  Insurance Claim Receivable

     In August 1998, the Company settled its insurance claim related to a January 1996 plant-wide power outage associated with unusual weather conditions and an operator error. The Company received $24.5 million in September 1998 to resolve the claim. As a result of the settlement of the claim in fiscal year 1998, the Company recorded a $2.1 million offset to selling, general, and administrative expense, a reduction in property, plant and equipment of approximately $12.5 million and operating cost offsets of approximately $3.0 million primarily for depreciation expense previously taken on the reimbursed equipment in the accompanying financial statements.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives as follows:


Buildings......................................  31.5 years
Machinery and Equipment........................  2 - 30 years

     Major spare parts for machinery and equipment are capitalized and included in machinery and equipment in the accompanying financial statements. Major spare parts are depreciated using the straight-line method over the useful lives of the related machinery and equipment.

     Costs incurred in connection with the construction or major rebuild of facilities are capitalized as construction in progress. No depreciation is recognized on these assets until placed in service. As of September 30, 2000 and 1999, approximately $12.6 million and $6.2 million, respectively, of construction in progress was included in machinery and equipment in the accompanying balance sheets. Interest related to the construction or major rebuild of facilities is capitalized and amortized over the estimated life of the related asset. Capitalization of interest ceases when the asset is placed in service. The Company did not capitalize any interest during the year ended September 30, 2000. The Company capitalized approximately $0.1 million and $0.3 million of interest during the years ended September 30, 1999 and 1998, respectively.

     Maintenance and repairs are charged to expense as incurred and costs of improvements and betterments are capitalized. Upon disposal, related costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in income.

  Other Assets

     Other assets consist primarily of a long-term defined benefit plan intangible asset of $10.6 million and $10.7 million at September 30, 2000 and 1999, respectively. Other assets also include deferred loan fees incurred in connection with obtaining long-term financing. The deferred loan fees are being amortized on a straight-line basis over the term of the applicable financing agreement. As a result of the bankruptcy filing, the Company wrote-off approximately $3.4 million of unamortized deferred loan fees on its Senior Notes during fiscal year 1999. Accumulated amortization of deferred loan fees totaled $1.3 million and $0.5 million at September 30, 2000 and 1999, respectively.

  Revenue Recognition

     Sales are recognized when the product is shipped to the customer. Sales are reduced by the amount of estimated customer claims. As of September 30, 2000 and 1999, reserves for estimated customer claims of $3.8 million and $4.2 million, respectively, were included in the allowance for doubtful accounts in the accompanying financial statements.

     In April 1999, the Company implemented the practice allowed by its contract with Mannesmann Pipe and Steel ("Mannesmann") to bill Mannesmann and receive payment for inventory that could be assigned to Mannesmann orders prior to actually shipping the product. When the funds were received for such inventory prior to shipment, the Company would defer the revenue recognition until the inventory was shipped. Until the product was shipped, the amount of the payment was reflected as a deferred revenue liability and/or inventory reserve. At September 30, 1999, the Company had received approximately $9.5 million from Mannesmann for inventory assigned to Mannesmann orders prior to shipment of the product. This $9.5 million was reflected as deferred revenue and included in the inventory reserve in the accompanying balance sheet as of September 30, 1999.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The contract with Mannesmann was terminated beginning July 1, 2000, with a 180 day phase out of the liquidity arrangement. The Company estimates that termination of the liquidity arrangement reduced the liquidity otherwise available to the Company by approximately $12 million. In addition, the Company's accounts receivable has increased significantly since the contract was terminated.

  Income Taxes

     The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

  Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

  Long-Lived Assets

     The Company evaluates its long-lived assets for impairment at each balance sheet date for events and or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.

     During fiscal year 1998, the Company wrote-down approximately $17.8 million of impaired long lived assets. The write-down included $8.5 million of in-line scarfing equipment, $6.6 million of mineral property development costs and $2.7 million of other machinery and equipment. The in-line scarfing equipment was originally built to continuously condition the surface of slabs which allowed the Company to direct roll slabs through its manufacturing process. Prior to the implementation of the Company's slab caster, it was anticipated that 10% to 15% of the Company's slabs would have to be conditioned. Based on the continued operating performance of the Company's continuous caster, the Company determined that sustained use of the in-line scarfing equipment was not necessary. Because of its specialized nature and limited utility, this equipment has nominal resale value or alternative use. Accordingly, the equipment was written-down to a zero carrying value and will be retained by the Company as an idled facility.

     In order to improve blast furnace productivity and maximize production of hot metal, the Company shifted to the utilization of 100 percent iron ore pellets, rather than using a blend of pellets and lump ore from its mines in Southern Utah. Because the Company has determined to maintain this practice into the future, the Company decreased the estimated value of the mineral development costs associated with mining its Southern Utah ore to $1 million. The estimated value was based on fair value of the mineral property less estimated costs to sell. The Company will hold the mining properties and their remaining development costs with the objective to use lump ore as new technologies are developed that allow the Company in future years to utilize the iron ore reserves from these mines or in the event that the productivity needs from its blast furnaces change. The Company is uncertain as to when the reserves will be utilized, if ever. However, the mineral property is carried at estimated fair market value.

     The $2.7 million of other machinery and equipment included iron ingot molds and engineering costs related to a COREX cokeless ironmaking development project. The iron ingot molds are no longer used by the Company in the steelmaking process. The iron ingot molds have been valued at the iron scrap price less costs

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

to break the iron molds into a size to be melted in the steelmaking furnace. When the price of iron scrap declined due to weaker steel demand in 1998, the Company concluded that the value of the iron ingot molds had been impaired for the foreseeable future. The engineering costs related specifically to the COREX cokeless ironmaking project have been written-off because the Company has elected to pursue a different cokeless ironmaking technology.

  Basic and Diluted Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per common share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method. For the years ended September 30, 2000, 1999 and 1998, outstanding options and warrants to purchase Class A common stock were not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive. Pursuant to the Confirmation Order, discussed in Note 1, all outstanding options to purchase Class A common stock were canceled on the effective date of the bankruptcy Plan. Class B common stock is included in the weighted average number of common shares outstanding as one share for every ten shares outstanding because the Class B common stock was convertible to Class A common stock at this same rate.

     The net loss for the year ended September 30, 2000 was adjusted for the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance. The net loss for the years ended September 30, 1999 and 1998 was adjusted for redeemable preferred stock dividends through February 1, 1999 and the accretion required over time to amortize the original issue discount on the redeemable preferred stock incurred at the time of issuance.

  Defined Benefit Pension Plan

     The Company has a defined benefit pension plan covering all of its union employees, effective January 1, 1999. The plan provides benefits that are based on average monthly earnings of the participants. The Company's funding policy provides that payments to the plan shall be at least equal to the minimum funding requirements as actuarially determined by an independent consulting firm. The Company accounts for the plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits."

  Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. As a result, the Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal 2001. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. In June 2000, the SEC issued SAB 101B, which extended the implementation date to the Company's fourth quarter of fiscal 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's results of operations, financial position, or liquidity.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Reclassifications

     Certain reclassifications were made in the prior periods' financial statements to conform with the current year presentation.

3  SENIOR NOTES AND CREDIT FACILITY

     The aggregate amounts of principal maturities as of September 30, 2000 and 1999 consisted of the following (dollars in thousands):

                                                                2000        1999
                                                              --------    --------
Senior term notes issued publicly, interest payable January
  15 and July 15 at 9.5%, principal due January 15, 2004,
  unsecured.................................................  $190,000    $190,000
Senior term notes issued publicly, interest payable March 15 and September 15 at 11.125%, principal due March 15, 2001,
  unsecured.................................................   135,000     135,000
Debtor-in-possession credit facility from a syndicate of
  lenders, interest payable monthly at LIBOR (6.62% at
  September 30, 2000), plus 2.25%, due on the earlier of the consummation of a plan of reorganization or February 19,
  2001 (see discussion below), secured by inventories,
  accounts receivable and property, plant and equipment.....    82,675      55,466
                                                              --------    --------
                                                              $407,675    $380,466
                                                              ========    ========

     On January 3, 2001, Geneva Steel LLC entered into an agreement with Citicorp USA, Inc., as agent, which provided Geneva Steel LLC with a $110 million term loan ("Term Loan"). The Term Loan is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999 and secured by a first lien on the real property and equipment of Geneva Steel LLC and by a subordinated lien on its accounts receivable, inventory and certain other assets and proceeds thereof. The Term Loan agreement, as amended, requires relatively small monthly principal amortization payments beginning in April 2001 and is due and payable in full on September 30, 2005. The loan is structured in various tranches requiring different interest rates. The overall blended rate was approximately 9.7% at March 31, 2001. The agreement contains certain reporting, notice and affirmative and negative covenants. On April 30, 2001, the Term Loan was amended to change from quarterly principal amortization payments beginning June 2001 to monthly principal amortization payments beginning April 2001 and to provide a two month cash interest expense reserve of approximately $1.7 million in a cash collateral account.

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

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     On February 19, 1999, the U.S. District Court for the District of Utah granted the Company's motion to approve a $125 million debtor-in-possession credit facility with Congress Financial Corporation (the "Credit Facility"). The Credit Facility expired and was paid in full on the effective date of the Company's Plan, January 3, 2001. The Credit Facility was secured by, among other things, accounts receivable; inventory; and property, plant and equipment. Actual borrowing availability was subject to a borrowing base calculation and the right of the lender to establish various reserves, which it did. The amount available to the Company under the Credit Facility was approximately 60%, in the aggregate, of eligible inventories, plus 85% of eligible accounts receivable, plus 80% of the orderly liquidation value of eligible equipment up to a maximum of $40 million, less reserves on the various collateral established by the lender. Borrowing availability under the Credit Facility was also subject to other covenants.

     Albert Fried & Company, LLC also provided a short-term loan to the Company in the amount of $3.5 million pursuant to an agreement dated December 22, 2000. The proceeds of this loan were used to meet necessary operating expenses of the Company prior to the completion of its plan of reorganization. This loan was repaid from the proceeds of the Revolving Credit Facility at the time of the consummation of the plan of reorganization on January 3, 2001. Albert Fried & Company, LLC was paid loan commitments fees of $275,000 in connection with this transaction.

     In connection with the Company's filing of its voluntary petition for relief under Chapter 11 of the Bankruptcy Code on February 1, 1999, the Company wrote-off approximately $3.4 million of unamortized deferred loan fees on its Senior Notes during fiscal year 1999.

4  MAJOR CUSTOMER (DISTRIBUTOR) AND INTERNATIONAL SALES

     During the years ended September 30, 2000, 1999, and 1998, the Company derived approximately 83%, 72% and 33%, respectively, of its net sales through Mannesmann, which is a distributor to other companies.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The agreement with Mannesmann to distribute the Company's products terminated on July 1, 2000. International sales during the years ended September 30, 2000, 1999 and 1998 did not exceed 10%.

5  INCOME TAXES

     The provision (benefit) for income taxes for the years ended September 30, 2000, 1999 and 1998 consisted of the following (dollars in thousands):

                                                        2000        1999       1998
                                                      --------    --------    -------
Current income tax provision
  Federal...........................................  $     --    $     --    $   227
  State.............................................        --          --         32
                                                      --------    --------    -------
                                                            --          --        259
                                                      --------    --------    -------
Deferred income tax provision (benefit)
  Federal...........................................    13,571      51,418      3,461
  State.............................................     1,939       7,345        495
  Change in valuation allowance.....................   (15,510)    (58,763)    (6,005)
                                                      --------    --------    -------
                                                            --          --     (2,049)
                                                      --------    --------    -------
Benefit for income taxes............................  $     --    $     --    $(1,790)
                                                      ========    ========    =======

     The benefit for income taxes as a percentage of loss for the years ended September 30, 2000, 1999 and 1998 differs from the statutory federal income tax rate due to the following:

                                                              2000     1999     1998
                                                              -----    -----    -----
Statutory federal income tax rate...........................  (35.0)%  (35.0)%  (35.0)%
State income taxes, net of federal income tax impact........   (3.3)    (3.3)    (3.3)
Change in valuation allowance...............................   38.3     38.3     29.7
                                                              -----    -----    -----
Effective income tax rate...................................     --%      --%    (8.6)%
                                                              =====    =====    =====

     As of September 30, 2000, the Company had deferred income tax assets of $148.6 million. The deferred income tax assets have been reduced by a $80.3 million valuation allowance. This valuation allowance was established during the years ended September 30, 2000, 1999 and 1998, for a portion of the Company's net operating loss carryforward. The components of the net deferred income tax assets and liabilities as of September 30, 2000 and 1999 were as follows (dollars in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Deferred income tax assets:
Net operating loss carryforward.............................  $123,046    $89,214
Provision for rejected executory contract...................     9,288         --
Inventory costs capitalized.................................     2,870      9,481
Alternative minimum tax credit carryforward.................     6,464      6,464
Accrued vacation............................................     1,323      1,168
Allowance for doubtful accounts.............................     3,286      4,179
General business credits....................................     1,445      2,064

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Other.......................................................       889        374
                                                              --------    -------
Total deferred income tax assets............................   148,611    112,944
Valuation allowance.........................................   (80,278)   (64,768)
                                                              --------    -------
                                                                68,333     48,176
                                                              --------    -------
Deferred income tax liabilities:
Accelerated depreciation....................................   (46,340)   (46,181)
Post bankruptcy petition interest on Senior Notes...........   (21,109)        --
Operating supplies..........................................      (884)    (1,995)
                                                              --------    -------
Total deferred income tax liabilities.......................   (68,333)   (48,176)
                                                              --------    -------
                                                              $     --    $    --
                                                              ========    =======

     As of September 30, 2000, the Company had a net operating loss carryforward for financial reporting purposes of approximately $210.1 million. As of September 30, 2000, the Company had a net operating loss carryforward and an alternative minimum tax credit carryforward for tax reporting purposes of approximately $321.7 million and $6.5 million, respectively. Net operating loss carryforwards of $45.7 million, $36.7 million, $16.4 million, $39.7 million, $142.8 million and $40.4 million expire on December 31, 2009, 2011, 2012, 2018,
2019 and 2020, respectively. The alternative minimum tax credit carryforward of $6.5 million at September 30, 2000, currently does not expire.

6  COMMITMENTS AND CONTINGENCIES

  Capital Projects

     The Company has incurred substantial capital expenditures to modernize its steelmaking, casting, rolling and finishing facilities, thereby reducing overall operating costs, broadening the Company's product lines, improving product quality and increasing throughput rates. The Company spent approximately $13.0 million and $8.0 million on capital projects during the fiscal years ended September 30, 2000 and 1999, respectively. These expenditures were made primarily in connection with the Company's ongoing modernization and capital maintenance efforts. Capital expenditures for fiscal year 2001 are budgeted at approximately $10 million, which includes blast furnace repairs and other capital maintenance spending. Given the Company's recent emergence from Chapter 11, current market conditions, and the uncertainties created thereby, the Company is continuing to closely monitor and control its capital spending levels. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan.

  Legal Matters

     The Company is subject to various legal matters, which it considers normal for its business activities. Management, after consultation with the Company's legal counsel, believes that, with the exception of matters relating to the Chapter 11 bankruptcy proceeding, and the used oil reclamation proceeding discussed below under "Environmental Matters," these matters will not have a material impact on the financial condition or results of operations of the Company.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Environmental Matters

     Compliance with environmental laws and regulations is a significant factor in the Company's business. The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, air emissions, wastewater discharge, and solid and hazardous waste disposal.

     The Company has incurred substantial capital expenditures for environmental control facilities, including the Q-BOP furnaces, the wastewater treatment facility, the benzene mitigation equipment, the coke oven gas desulfurization facility and other projects. The Company has budgeted an aggregate total of approximately $4.0 million for environmental capital improvements in fiscal years 2001 and 2002. Environmental legislation and regulations have changed rapidly in recent years and it is likely that the Company will be subject to increasingly stringent environmental standards in the future. Although the Company has budgeted for capital expenditures for environmental matters, it is not possible at this time to predict the amount of capital expenditures that may ultimately be required to comply with all environmental laws and regulations.

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and the amount of associated costs is reasonably determinable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the engineering or feasibility study or the commitment to a formal plan of action. These accruals may be adjusted as further information becomes available or circumstances change. If recoveries of remediation costs from third parties are probable, a receivable is recorded. As of September 30, 2000, the Company determined that there were no environmental compliance or remediation obligations requiring accrual in the accompanying financial statements.

     Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the EPA and the states have authority to impose liability on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Other environmental laws and regulations may also impose liability on the Company for conditions existing prior to the Company's acquisition of the steel mill.

     At the time of the Company's acquisition of the steel mill, the Company and USX Corporation ("USX") identified certain hazardous and solid waste sites and other environmental conditions which existed prior to the acquisition. USX has agreed to indemnify the Company (subject to the sharing arrangements described below) for any fines, penalties, costs (including costs of clean-up, required studies and reasonable attorneys' fees), or other liabilities for which the Company becomes liable due to any environmental condition existing on the Company's real property as of the acquisition date that is determined to be in violation of any environmental law, is otherwise required by applicable judicial or administrative action, or is determined to trigger civil liability (the "Pre-existing Environmental Liabilities"). The Company has provided a similar indemnity (but without the sharing arrangement described below) to USX for conditions that may arise after the acquisition. Although the Company has not completed a comprehensive analysis of the extent of the Pre-existing Environmental Liabilities, such liabilities could be material.

     Under the acquisition agreement between the two parties, the Company and USX agreed to share on an equal basis the first $20 million of costs incurred by either party to satisfy any government demand for studies, closure, monitoring, or remediation at specified waste sites or facilities or for other claims under CERCLA or the Resource Conservation and Recovery Act. The Company is not obligated to contribute more than $10 million for the clean-up of wastes generated prior to the acquisition. The Company believes that it has paid the full $10 million necessary to satisfy its obligations under the cost-sharing arrangement. USX has advised the Company, however, of its position that a portion of the amount paid by the Company may not be properly credited against the Company's obligations. This issue is currently being litigated in bankruptcy court. Although the Company believes that USX's position is without merit, there can be no assurance that this

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

matter will be resolved in our favor. The Company and USX have several disagreements regarding the scope and actual application of USX's indemnification obligations. The Company's ability to obtain indemnification from USX in the future will depend on factors which may be beyond the Company's control and may also be subject to litigation.

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

  Purchase Commitments

     On February 10, 1989, the Company entered into an agreement, which has subsequently been amended, to purchase interruptible and firm back-up power through February 28, 2002. For interruptible power, the Company pays an energy charge adjusted annually to reflect changes in the supplier's average energy costs and facilities charge, based on 110,000 kilowatts, adjusted annually to reflect changes in the supplier's per megawatt fixed transmission investment. The Company's minimum purchase commitment is $2.5 million, $2.6 million and $0.7 million for fiscal years 2001, 2002 and 2003, respectively.

     Effective July 12, 1990, the Company entered into an agreement, which was subsequently amended in April 1992, to purchase 100% of the oxygen, nitrogen and argon produced at a facility located at the Company's steel mill which is owned and operated by an independent party. The contract expires in September 2006 and specifies that the Company will pay a base monthly charge that is adjusted semi-annually each January 1 and July 1 based upon a percentage of the change in the Producer's Price Index ("PPI"). The annual base charge is approximately $5.1 million.

     Effective June 6, 1995, the Company entered into an agreement to purchase 800 tons a day of oxygen from a new plant constructed at the Company's steel mill which is owned and operated by an independent party. The new plant was completed June 20, 1997. The Company pays a monthly facility charge which is adjusted semi-annually each January 1 and July 1 based on an index. The contract continues through July 2012 and includes a minimum annual facility charge of approximately $5.3 million.

     Effective June 10, 1997, the Company entered into an agreement to purchase 100% of the oxygen, nitrogen and argon produced at a facility that is owned and operated by an independent party. The contract expires in September 2002 and specifies that the Company will pay a monthly facility charge that is adjusted semi-annually each January 1 and July 1 based upon a percentage of the change in PPI. The minimum annual facility charge is approximately $1.0 million.

     Effective July 1, 2000, the Company entered into an agreement to purchase 35,000 MMBtu per day of natural gas with provisions to offsell any unusable volumes to offset other agreements with the expiration date of July 1, 2002. The price is adjusted monthly based on the index price as reported by "Inside FERC Gas

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Market Report." The Company's minimum purchase commitment is approximately $50.2 million for fiscal year 2001.

     On September 12, 1997, the Company entered into an agreement to purchase natural gas transportation service for 35,000 decatherms per day commencing October 1, 1998 and continuing through September 30, 2003. The Company's minimum purchase commitment is approximately $1.48 million per year.

     The Company has historically purchased iron ore pellets from USX. The Company's long-term pellet agreement with USX expired on March 31, 2001, but has extended pursuant to its terms and is now subject to termination on 45 days prior written notice. The Company has reached a tentative agreement with USX to continue to supply iron ore pellets through March 31, 2003. The terms and conditions of the contract are currently being finalized and the Company anticipates a formal supply agreement will be completed within the next few months. However, there can be no assurance that a new contract can be completed or that USX will continue to supply pellets to the Company. If the Company is unable to enter into a new pellet supply contract, the Company's operating results could be adversely affected.

  Lease Obligations

     The Company leases certain facilities and equipment used in its operations. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The aggregate commitments under non-cancelable operating leases exclude executory lease contracts rejected as part of the Chapter 11 proceedings. The aggregate commitments under non-cancelable operating leases at September 30, 2000, were as follows (dollars in thousands):

YEAR ENDING SEPTEMBER 30,
-------------------------
2001..............................................    $3,374
2002..............................................       950
2003..............................................       162
2004..............................................         7
2005..............................................         7
Thereafter........................................        86
                                                      ------
                                                      $4,586
                                                      ======

     Total rental expense for non-cancelable operating leases was approximately $4.4 million, $8.7 million and $9.2 million for the years ended September 30, 2000, 1999 and 1998, respectively.

  Letters of Credit

     As of September 30, 2000, the Company had outstanding letters of credit totaling approximately $3.8 million.

  Other Matters

     In September 2000, Utah OSHA began an audit at the Company's plant, which has been completed. The Company has received a report which includes various citations and seeks penalties aggregating $213,000. The Company has appealed the citations and is awaiting a hearing. Utah OSHA is also investigating the death of an employee that occurred in the Blast Furnace area when steel pellets were released into a rail car in which he was working. A final report and citation has been issued seeking penalties of $43,000. The Company has appealed the citation and is awaiting a hearing date.

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's current union contract with the United Steelworkers of America expires on April 30, 2002.

7  REDEEMABLE PREFERRED STOCK

     In March 1993, the Company issued $40 million of 14% cumulative redeemable exchangeable preferred stock (the "Redeemable Preferred Stock") at a price of $100 per share and related warrants to purchase an aggregate of 1,132,000 shares of Class A common stock. As of September 30, 2000, the Redeemable Preferred Stock consisted of 388,358 shares, no par value, with a liquidation preference of approximately $151 per share. Pursuant to the Redeemable Preferred Stock Agreement, 11,642 shares of Redeemable Preferred Stock have been used by the holders thereof to pay for the exercise of warrants to purchase 233,502 shares of Class A common stock. Upon the expiration of the warrants in March of 2000, the Company reclassified the balance of the warrants to purchase Class A common stock as Class A common stock. The warrants to purchase the Company's Class A common stock were exercisable at $11 per share, subject to adjustment in certain circumstances, and expired in March 2000. Dividends on the Redeemable Preferred Stock accrued at a rate equal to 14% per annum of the liquidation preference and were payable quarterly in cash from funds legally available therefor. Restricted payment limitations under the Senior Notes precluded payment of the quarterly preferred stock dividends beginning with the dividend due June 15, 1996. Unpaid dividends accumulated and accrued additional dividends at a rate of 14% per annum. As of February 1, 1999, the Company discontinued recording dividends on the Redeemable Preferred Stock. Unpaid contractual dividends as of September 30, 2000, were approximately $51.0 million, which is $22.5 million in excess of dividends accrued in the accompanying balance sheet. The Company did not pay dividends on the Redeemable Preferred Stock during the pendency of its Chapter 11 proceeding. Pursuant to the Plan, as discussed in Note 1, the holders of the redeemable preferred stock did not receive any distributions under the Plan and all rights in the redeemable preferred stock were terminated.

8  STOCK OPTIONS

     Effective July 20, 1990, the Company's Board of Directors adopted a Key Employee Plan (the "Employee Plan") which was approved by the Company's stockholders in January 1991. The Employee Plan provided that incentive and nonstatutory stock options to purchase Class A common stock and corresponding stock appreciation rights may be granted. The Employee Plan provided for issuance of up to 1,000,000 shares of Class A common stock, with no more than 750,000 shares of Class A common stock cumulatively available upon exercise of incentive stock options.

     The Employee Plan Committee (the "Committee"), consisting of outside directors, determined the time or times when each incentive or nonstatutory stock option vested and became exercisable; provided no stock option could be exercisable within six months of the date of grant (except in the event of death or disability) and no incentive stock option could be exercisable after the expiration of ten years from the date of grant. The exercise price of incentive stock options to purchase Class A common stock must be at least the fair market value of the Class A common stock on the date of grant. The exercise price of nonstatutory options to purchase Class A common stock was determined by the Committee.

     Effective December 18, 1996, the Company's Board of Directors adopted the Geneva Steel Company 1996 Incentive Plan (the "Incentive Plan") which was approved by the Company's shareholders in February 1997. The Incentive Plan provided that 1,500,000 shares of class A common stock will be available for the grant of options or awards.

     The Incentive Plan was administered by a committee consisting of non-employee directors of the Company (the "Committee"). The Committee determined, among other things, the eligible employees, the number of options granted and the purchase price, terms and conditions of each award, provided that the term

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

did not exceed ten years. The per share purchase price could not be less than 80 percent of the fair market value on the date of grant.

     The Incentive Plan also provided for the non-discretionary grant of options to non-employee directors ("Director Options"). Each non-employee director who became a director after January 1, 1997 was granted a Director Option of 4,000 shares upon election or appointment. In addition, annually on the first business day on or after January 1 of each calendar year that the Incentive Plan was in effect, all non-employee directors who were members of the Board at the time were granted a Director Option of 2,000 shares; provided, however, that a director was not entitled to receive an annual grant during the year elected or appointed. Director Options were granted at a purchase price equal to the fair market value of the shares on the date of grant. Director Options vested at 40 percent on the second anniversary of the date of grant and an additional 20 percent on the third, fourth and fifth anniversaries of the date of grant, provided that the director remained in service as a director on each date. The Director Options generally had a ten year term.

     Stock option activity for the years ended September 30, 2000, 1999 and 1998 consisted of the following:

                                                           EXERCISE       WEIGHTED AVERAGE
                                           NUMBER OF      PRICE PER        EXERCISE PRICE
                                            SHARES       SHARE RANGE         PER SHARE
                                           ---------    --------------    ----------------
Outstanding at September 30, 1997........  1,626,663    $ 2.25 - 10.91         $4.93
Granted..................................    304,486       2.06 - 2.44          2.76
Canceled.................................    (40,010)      2.25 - 8.66          7.19
                                           ---------    --------------         -----
Outstanding at September 30, 1998........  1,891,139      2.06 - 10.91          4.54
Granted..................................     10,000              0.56          0.56
Canceled.................................   (660,166)      2.25 - 7.75          4.30
                                           ---------    --------------         -----
Outstanding at September 30, 1999........  1,240,973      0.56 - 10.91          4.63
Canceled.................................   (141,850)    02.25 - 10.91          9.50
                                           ---------    --------------         -----
Outstanding at September 30, 2000........  1,099,123    $  0.56 - 7.75         $4.00
                                           =========    ==============         =====

     Options to purchase 948,827, 1,003,772 and 1,032,606 shares of Class A common stock were exercisable on September 30, 2000, 1999 and 1998, respectively. There were no options granted during the fiscal year 2000. As of the effective date of the Plan, all rights in the outstanding options were terminated and the Employee Plan and Incentive Plan will have no further force and effect. As of September 30, 2000, 661,776 shares of Class A common stock are available for grant under the plans.

     The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans. Had compensation expense for the Company's stock option plans been determined in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based compensation," the Company's net loss and diluted net loss per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                         YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                      2000        1999         1998
                                                     -------    ---------    --------
Net loss as reported...............................  $(8,971)   $(185,107)   $(18,943)
Net loss pro forma.................................   (8,971)    (185,254)    (19,166)

Diluted net loss per common share as reported......  $  (.58)   $  (11.33)   $  (1.90)
Diluted net loss per common share pro forma........     (.58)      (11.34)      (1.92)

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The fair value of each option grant has been estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1998, in calculating compensation cost: expected stock price volatility of 89.6% and 71.6% for 1999 and 1998, respectively, an average risk free interest rate of approximately 5.3% and 5.75% for 1999 and 1998, respectively, and expected lives ranging between three years to seven years for 1999 and 1998.

     The weighted average fair value of options granted during fiscal years 1999 and 1998 was $0.56 and $2.76 per share, respectively. At September 30, 2000, the 1,099,123 options outstanding had exercise prices between $0.56 and $7.75 per share with a weighted average exercise price of $3.96 and a weighted average remaining contractual life of 5.6 years. 948,827 of these options were exercisable with a weighted average exercise price of $4.17.

     Pursuant to the Plan, as discussed in Note 1, all outstanding options to purchase shares of Class A common stock were canceled on January 3, 2001, the effective date of the bankruptcy Plan. Under the terms of an executive stock option program included in the Plan approved by the Bankruptcy Court, the executive officers and a manager of the Company received options to purchase an aggregate 418,349 shares of common stock of Geneva Steel Holdings Corp. These options vest 25% on the date of grant and 25% on the first, second, and third anniversaries of the date of grant. The options have a term of ten years from the date on which they vest. The exercise price of $2.04 per share was based on the average closing price for 30 trading days after the effective date of the Plan.

9  EMPLOYEE BENEFIT PLANS

  Union Savings and Pension Plan

     The Company has a savings and pension plan which provides benefits for all eligible employees covered by the collective bargaining agreement. This plan is comprised of two qualified plans: (1) a union employee savings 401(k) plan with a cash or deferred compensation arrangement and matching contributions and (2) a noncontributory defined contribution pension plan.

     Participants may direct the investment of funds related to their deferred compensation in this plan. The Company matches participants' contributions not to exceed 1% of their compensation. Beginning in December 1998, the Company match has been made in cash. Prior to December 1998, the Company matched participants' contributions to the savings plan in shares of class A common stock. For the pension plan, the Company contributed 5 1/4% of each participant's compensation to this plan for the period May 1, 1999 through September 30, 2000. The Company contributed 5% of each participants' compensation to this plan for the period October 1, 1997 through April 30, 1999. Total contributions by the Company for both plans for the years ended September 30, 2000, 1999 and 1998 were $4.2 million, $2.9 million and $5.1 million, respectively. The participants vest in these contributions at 20% for each year of service until fully vested after five years.

  Union Employee Defined Benefit Plan

     The Company provides a union employee defined benefit pension plan. The plan covers all of the Company's union employees and is effective January 1, 1999. Benefits under the Plan are determined based upon a flat dollar formula, which is calculated as a flat dollar amount multiplied by the years of credited service with pro rata adjustments for the whole months of credited service. Benefit accounts are reduced by benefits payable to the retiree from the USX pension plan and the Company's other pension plan. The

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

following provides a reconciliation of the change in benefit obligation for fiscal years 2000 and 1999 (dollars in thousands):

                                                               2000       1999
                                                              -------    -------
Benefit obligation at beginning of fiscal year..............  $11,682    $12,047
  Service cost..............................................      246        201
  Interest cost.............................................      962        621
  Actual distributions......................................     (532)      (486)
  Actuarial gains...........................................      827       (701)
                                                              -------    -------
Benefit obligation at end of fiscal year....................  $13,185    $11,682
                                                              =======    =======

     The following provides a reconciliation for plan assets for the fiscal years 2000 and 1999 (dollars in thousands):

                                                               2000     1999
                                                              ------    -----
Fair value of plan assets at beginning of fiscal year.......  $  116    $  --
  Company contributions.....................................   2,475      600
  Benefits paid from plan assets............................    (532)    (486)
  Actual return on plan assets..............................     (73)       2
                                                              ------    -----
Fair value of plan assets at end of fiscal year.............  $1,986    $ 116
                                                              ======    =====

     The following provides the funded status of the plan as of September 30, 2000 and 1999 (dollars in thousands):

                                                                2000        1999
                                                              --------    --------
  Funded status.............................................  $(11,199)   $(11,566)
  Unrecognized prior service cost...........................    10,617      11,434
  Unrecognized net actuarial loss...........................       260        (703)
                                                              --------    --------
  Preliminary accrued benefit liability.....................      (322)       (835)
                                                              --------    --------
  Additional liability......................................   (10,877)    (10,731)
                                                              --------    --------
Funded Status of plan at the end of fiscal year.............  $ 11,199    $ 11,566
                                                              ========    ========

     Net periodic pension cost includes the following components for the years ended September 30, 2000 and 1999 (dollars in thousands):

Service cost................................................  $  246    $  201
Interest cost...............................................     962       621
Amortization of prior service cost..........................     817       613
Expected return on plan assets..............................     (63)       --
                                                              ------    ------
                                                              $1,962    $1,435
                                                              ======    ======

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The assumptions as of September 30, 2000 and 1999 are as follows:

                                                              2000    1999
                                                              ----    ----
Discount rate...............................................  8.00%   8.00%
Long-term rate of return on plan assets.....................  8.00%   8.00%
Rate of compensation increase...............................  3.00%   3.00%

  Defined Contribution Union Employee Post-Retirement Medical Plan

     Effective March 1, 1995, the Company established a defined contribution Union employee post-retirement medical plan pursuant to a collective bargaining agreement. The plan is for the benefit of eligible retirees. The Plan is funded by Company contributions to a voluntary Employee Beneficiary Association Trust. Company contributions to the plan are $.25 from April 1, 2000 through September 30, 2000, $.20 from April 1, 1999 through March 31, 2000, $.15 from April 1,
1998 through March 31, 1999 and $.10 prior to May 1, 1998 for each hour of work performed by employees covered by the collective bargaining agreement. In addition, union employees provided a contribution to the plan based on a reduction from their performance dividend plan payment until April 30, 1998. Beginning in February 2000, the plan provides retiree medical benefits subject to a cost sharing arrangement with eligible retirees. The benefit cost sharing arrangement amount is determined annually based on number of participants, available funds in the trust and cost of the medical insurance.

  Management Employee Savings and Pension Plan

     The Company has a savings and pension plan which provides benefits for all eligible employees not covered by the collective bargaining agreement. This plan is comprised of two qualified plans: (1) a management employee savings 401(k) plan with a cash or deferred compensation arrangement and discretionary matching contributions and (2) a noncontributory defined contribution pension plan.

     Participants may direct the investment of funds related to their deferred compensation in this plan. The employee savings plan provides for discretionary matching contributions as determined each plan year by the Company's Board of Directors. The Board of Directors elected to match participants' contributions to the employee savings plan up to 4% of their compensation. Beginning in December 1998, the Company began matching participants' contributions in cash. Prior to December 1998, the Company matched participants' contributions to the savings plan in shares of Class A common stock. For the pension plan, the Company contributed 5 1/4% of each participant's compensation to this plan for the period May 1, 1999 through September 30, 2000. The Company contributed 5% of each participants compensation to this plan for the period October 1, 1997 through April 30, 1999. During the years ended September 30, 2000, 1999 and 1998, total contributions by the Company were $1.4 million, $1.4 million and $1.9 million, respectively. The participants vest in the Company's contributions at 20% for each year of service until fully vested after five years.

  Profit Sharing and Bonus Programs

     The Company has a profit sharing program for full-time union eligible employees. Participants receive payments based upon operating income reduced by an amount equal to a portion of the Company's capital expenditures. No profit sharing was accrued or paid in the years ended September 30, 2000, 1999 and 1998.

     The Company also has implemented a performance dividend plan designed to reward employees for increased shipments. As shipments increase above an annualized rate of 1.5 million tons, compensation under this plan increases. Payments made under the performance dividend plan are deducted from any profit sharing obligations to the extent such obligations exceed the performance dividend plan payments in any given fiscal

                              GENEVA STEEL COMPANY
                             (DEBTOR-IN-POSSESSION)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

year. During the years ended September 30, 2000, 1999 and 1998, performance dividend plan expenses were $5.3 million, $0.7 million and $8.5 million, respectively.

  Supplemental Executive Plans

     The Company maintains insurance and retirement agreements with certain of the management employees and executive officers. Pursuant to the insurance agreements, the Company pays the annual premiums and receives certain policy proceeds upon the death of the retired management employee or executive officer. Pursuant to the retirement agreements, the Company provides for the payment of supplemental benefits to certain management employees and executive officers upon retirement.

10  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of selected quarterly financial information for the years ended September 30, 2000 and 1999 is as follows (dollars in thousands, except per share amounts):

2000 QUARTERS                              FIRST       SECOND      THIRD       FOURTH
-------------                             --------    --------    --------    --------
Net sales...............................  $126,167    $149,724    $153,939    $134,400
Gross margin............................      (694)      5,563       6,157      (7,244)
Net income (loss).......................     1,761      (1,666)        492      (9,558)
Net income (loss) applicable to common
  shares................................     1,574      (1,854)        302      (9,749)
Basic and diluted net income (loss) per
  common share..........................      0.09       (0.11)       0.02       (0.58)

1999 QUARTERS                              FIRST       SECOND      THIRD       FOURTH
-------------                             --------    --------    --------    --------
Net sales...............................  $ 78,699    $ 59,345    $ 87,000    $ 89,682
Gross margin............................   (29,538)    (31,559)    (21,535)    (24,454)
Net loss................................   (49,818)    (42,279)    (29,491)    (63,519)
Net loss applicable to common shares....   (53,008)    (43,545)    (29,677)    (63,706)
Basic and diluted net loss per common
  share.................................     (3.30)      (2.68)      (1.76)      (3.78)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on August 30, 2001.

                                        GENEVA STEEL HOLDINGS CORP

Dated: August 30, 2001                 By /s/ JOSEPH A. CANNON
                                          ---------------------------------
                                          Joseph A. Cannon, Chairman of the
                                          Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: August 30, 2001                  By /s/ JOSEPH A. CANNON
                                          ---------------------------------
                                          Joseph A. Cannon, Chairman of the
                                          Board of Directors

Dated: August 30, 2001                  By /s/ KEN C. JOHNSEN
                                          ---------------------------------
                                          Ken C. Johnsen, Chief Executive
                                          Officer, President, Secretary and
                                          Director (principal executive officer)

Dated: August 30, 2001                  By /s/ STEPHEN M. BUNKER
                                          ---------------------------------
                                          Stephen M. Bunker, Vice-President of
                                          Finance and Treasurer (principal
                                          financial and accounting officer)

Dated: August 30, 2001                  By /s/ MURRAY DRABKIN
                                          ---------------------------------
                                          Murray Drabkin, Director

Dated: August 30, 2001                  By /s/ ALBERT FRIED, JR.
                                          ---------------------------------
                                          Murray Drabkin, Director

Dated: August 30, 2001                  By /s/ JOHN T. LAMACCHIA
                                          ---------------------------------
                                          John T. Lamacchia, Director

Dated: August 30, 2001                  By /s/ FRANK T. MACINNIS
                                          ---------------------------------
                                          Frank T. MacInnis, Director

Dated: August 30, 2001                  By /s/ DONALD R. SHEPHERD
                                          ---------------------------------
                                          Donald R. Shepherd, Director

Dated:    August 30, 2001     By /s/ R. J. SHOPF
                              ----------------------------
                              R. J. Shopf, Director



Dated:    August 30, 2001     By /s/ A. STANLEY WEST
                              ----------------------------
                              A. Stanley West, Director



Dated:    August 30, 2001     By /s/ MICHAEL T. YONKER
                              ----------------------------
                              Michael T. Yonker, Director

                                  EXHIBIT INDEX

23.1      Consent of Independent Public Accountants