Form 10-Q
period 2001-09-30
GENEVA STEEL HOLDINGS CORP
filed 2001-11-19
CIK 1128709

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                         Yes   X             No
                             _____              _____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes   X             No
                             _____              _____

Indicate the number of shares outstanding of each class of the issuer's common stock, as of the latest practicable date.

         7,424,617 shares of Common Stock - $.01 par value, outstanding as of November 16, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           GENEVA STEEL HOLDINGS CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)



                                                   September 30,     December 31,
                                                       2001              2000
                                                       ----              ----
ASSETS

Current assets:
       Cash                                         $      --         $  22,862
       Restricted cash                                  1,300                --
       Accounts receivable, net                        20,892            63,211
       Inventories                                     50,053            54,341
       Deferred income taxes                            8,058             8,195
       Prepaid expenses and other                       4,283             1,422
                                                    ---------         ---------

           Total current assets                        84,586           150,031
                                                    ---------         ---------

Property, plant and equipment                         179,623           175,747

       Less accumulated depreciation                  (18,536)               --
                                                    ---------         ---------

           Net property, plant and equipment          161,087           175,747
                                                    ---------         ---------

Other assets                                           19,361            17,881
                                                    ---------         ---------

                                                    $ 265,034         $ 343,659
                                                    =========         =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)
                                   (Unaudited)


                                                      September 30,     December 31,
                                                          2001             2000
                                                          ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
           Accounts payable                            $  23,802         $  43,041
           Accrued liabilities                            14,657            13,090
           Accrued payroll and related taxes               6,418             9,633
           Current portion of long-term debt             127,733             2,339
           Accrued interest payable                          801                --
           Accrued pension and profit
             sharing costs                                 1,059               689
                                                       ---------         ---------

               Total current liabilities                 174,470            68,792
                                                       ---------         ---------

       Long-term debt                                         --           117,655
                                                       ---------         ---------

       Long-term employee defined benefits                10,347            10,617
                                                       ---------         ---------

       Deferred income tax liabilities                     8,058             8,195
                                                       ---------         ---------

       Stockholders' equity:
         Preferred stock, no par value;
           10,000,000 shares authorized;
           none issued and outstanding                        --                --
         Common stock, $.01 par value;
           40,000,000 shares authorized;
           7,424,617 and 6,760,669 shares
           issued and outstanding, respectively               74                68
         Additional paid-in-capital                      139,679           138,332
         Accumulated deficit                             (67,594)               --
                                                       ---------         ---------

             Total stockholders' equity                   72,159           138,400
                                                       ---------         ---------
                                                       $ 265,034         $ 343,659
                                                       =========         =========



   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

                           GENEVA STEEL HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Reorganized       Predecessor
                                                   Company          Company

                                                    2001              2000
                                                  ---------         ---------
Net sales                                         $  81,026         $ 144,094
Cost of sales                                        93,129           151,338
                                                  ---------         ---------


       Gross margin                                 (12,103)           (7,244)
Selling, general and administrative
       expenses                                       3,853             2,963
                                                  ---------         ---------


       Loss from operations                         (15,956)          (10,207)
                                                  ---------         ---------

Other income (expense):
       Interest and other income                         82               201
       Gain on asset sales                               --             1,459
       Interest expense (total contractual
         interest of $10,323 in 2000)                (4,132)           (2,056)
                                                  ---------         ---------


                                                     (4,050)             (396)
                                                  ---------         ---------


Loss before reorganization items                    (20,006)          (10,603)

Reorganization items                                     --            (1,045)
                                                  ---------         ---------


Net loss                                            (20,006)           (9,558)

Less redeemable preferred stock accretion
       for original issue discount                       --               190
                                                  ---------         ---------


Net loss applicable to common shares              $ (20,006)        $  (9,748)
                                                  =========         =========


Basic and diluted net loss per
       common share                               $   (2.69)        $    (.58)
                                                  =========         =========

Weighted average common shares outstanding            7,425            16,854
                                                  =========         =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED SEPTEMBER 30, 2001
                 AND 2000 (In thousands, except per share data)
                                   (Unaudited)


                                                    Reorganized      Predecessor
                                                      Company          Company

                                                       2001              2000
                                                       ----              ----
Net sales                                           $ 279,060         $ 471,417
Cost of sales                                         323,709           466,941
                                                    ---------         ---------

       Gross margin                                   (44,649)            4,476
Selling, general and administrative
       expenses                                        12,629            10,350
                                                    ---------         ---------

       Loss from operations                           (57,278)           (5,874)
                                                    ---------         ---------
Other income (expense):
       Interest and other income                          741               315
       Gain on asset sales                                 --             1,459
       Interest expense (total contractual
         interest of $29,682 in 2000)                 (11,057)           (4,881)
                                                    ---------         ---------

                                                      (10,316)           (3,107)
                                                    ---------         ---------

Loss before reorganization items                      (67,594)           (8,981)

Reorganization items                                       --             1,751
                                                    ---------         ---------

Net loss                                              (67,594)          (10,732)

Less redeemable preferred stock
       accretion for original issue discount               --               569
                                                    ---------         ---------

Net loss applicable to common shares                $ (67,594)        $ (11,301)
                                                    =========         =========


Basic and diluted net loss per common
       share                                        $   (9.30)        $    (.67)
                                                    =========         =========

Weighted average common shares outstanding              7,267            16,854
                                                    =========         =========


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Reorganized      Predecessor
                                                          Company          Company

                                                            2001             2000
                                                            ----             ----
Cash flows from operating activities:
       Net loss                                          $(67,594)        $(10,732)
       Adjustments to reconcile net loss
           to net cash used for operating
               activities:
       Depreciation                                        18,536           31,824
       Amortization                                         2,634              592
       Gain on asset sales                                     --           (1,459)
           (Increase) decrease in current
           assets-
           Accounts receivable, net                        42,319          (44,649)
           Inventories                                      4,288           (4,756)
           Prepaid expenses and other                      (3,231)            (338)
           Increase (decrease) in current
           liabilities-
           Accounts payable                               (19,549)             595
           Accrued liabilities                              1,567             (529)
           Accrued payroll and related taxes               (3,215)           1,394
           Accrued interest payable                           810               --
           Accrued pension and profit sharing
               costs                                          370           (1,247)
                                                         --------         --------

       Net cash used for operating activities             (23,074)         (29,305)
                                                         --------         --------

Cash flows from investing activities:
       Purchases of property, plant and equipment          (7,057)         (12,366)
       Proceeds from sale of property, plant and
           equipment                                           --            1,503
                                                         --------         --------

       Net cash used for investing activities            $ (7,057)        $(10,863)
                                                         --------         --------


   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                                         Reorganized      Predecessor
                                                           Company          Company

                                                            2001             2000
                                                            ----             ----
Cash flows from financing activities:
       Borrowings from credit facilities                  $ 23,975         $ 62,941
       Payments on credit facilities                       (13,517)         (23,235)
       Borrowings on long-term debt                          2,687               --
       Payments on long-term debt                           (5,406)              --
       Issuance of common stock                              1,353               --
       Payments of deferred loan costs                        (833)            (275)
       Change in restricted cash                            (1,300)              --
       Change in bank overdraft                                310              737
                                                          --------         --------

       Net cash provided by financing activities             7,269           40,168
                                                          --------         --------

Net change in cash                                         (22,862)              --

Cash at beginning of period                                 22,862               --
                                                          --------         --------

Cash at end of period                                     $     --         $     --
                                                          ========         ========

Supplemental disclosures of cash flow information:
       Cash paid during the period for:

           Interest                                       $ 10,256         $  4,881

Supplemental disclosure of non-cash financing activities:

         During the nine months ended September 30, 2001, in connection with the term debt financing, an option to purchase the Williams Farm Property for $218,630 became effective. The option price is estimated at $3.2 million below the fair market value of the property resulting in additional deferred loan fees related to the term debt financing.



   The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                           GENEVA STEEL HOLDINGS CORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) VOLUNTARY FILING FOR RELIEF UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

On February 1, 1999, Geneva Steel Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division (the "Bankruptcy Court"). The filing was made necessary by a lack of sufficient liquidity. On December 8, 2000, the Bankruptcy Court entered an order confirming a plan of reorganization (the "Plan"), as amended and modified. The Plan became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. Implementation of the Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan, all rights with respect to the previous outstanding common and preferred stock were terminated. New shares of common stock were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claims. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt. Approximately 324,000 additional shares may be issued to unsecured creditors upon resolution of certain disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock.

(2)  INTERIM CONDENSED FINANCIAL STATEMENTS

In December 2000, the Company changed its year end from September 30 to December
31. As a result of the year end change, the Company is filing this third quarter report with the Securities and Exchange Commission for the three and nine months ended September 30, 2001. A transition report on Form 10-Q for the period October 1, 2000 to December 31, 2000 was previously filed with the Securities and Exchange Commission.

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

It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

Due to the Company's emergence from Chapter 11 bankruptcy and implementation of fresh start accounting (See Note 3), condensed consolidated financial statements for the Reorganized Company as of December 31, 2000 and for the periods subsequent to December 31, 2000 will not be comparable to those of the Predecessor Company for the periods prior to December 31, 2000. For financial reporting purposes, the effective date of the Plan of Reorganization is the close of business on December 31, 2000; therefore, certain transactions on January 3, 2001 are reflected in the condensed consolidated financial statements as of December 31, 2000.

A line has been drawn between the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2001 and September 30, 2000 to distinguish between the Reorganized Company and the Predecessor Company.

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

The five-year cash flow projections for the reorganization value were prepared based on estimates and assumptions at that time about circumstances and events that had not yet taken place and have not been updated. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company's control including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from Chapter 11 will not alter the determination of the fresh- start reorganization equity value because such value is not contingent upon the Company achieving the projected results. The company undertakes no duty to update these projections for any subsequent events or circumstances.

The Company's emergence from the Chapter 11 proceeding and the adoption of fresh start accounting resulted in the following adjustments to the Company's condensed consolidated balance sheet as of December 31, 2000 (dollars in thousands):

                                                                 Adjustments to Record
                                                                  Confirmation of Plan
                                         Predecessor              --------------------                Reorganized
                                           Company           Cancellation            Fresh              Company
                                      December 31, 2000    of Indebtedness           Start          December 31,2000
                                      -----------------    ---------------           -----          ----------------
ASSETS

     Cash                                 $   3,266            $      --           $  19,596(d)         $  22,862
     Accounts receivable, net                63,011                  200(a)               --               63,211
     Inventories                             54,341                   --                  --               54,341
     Deferred income taxes                    8,195                   --                  --                8,195
     Prepaid expenses and
         other                                1,422                   --                  --                1,422
                                          ---------            ---------           ---------            ---------

              Total current assets          130,235                  200              19,596              150,031

     Property, plant and
         equipment, net                     334,291                   --            (158,544)(e)          175,747
     Other assets                            12,321                   --               5,560(f)            17,881
                                          ---------            ---------           ---------            ---------

              Total assets                $ 476,847            $     200           $(133,388)           $ 343,659
                                          =========            =========           =========            =========

                                                                           Adjustments to Record
                                                                           Confirmation of Plan
                                              Predecessor                  --------------------                    Reorganized
                                                Company             Cancellation                Fresh                 Company
                                           December 31, 2000       of Indebtedness              Start            December 31,2000
                                           -----------------       ---------------              -----            ----------------
LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)

     Senior notes                               $ 325,000            $(325,000)(b)           $      --               $      --
     Accounts payable                              92,274              (43,648)(a)              (5,585)(g)              43,041
     Accrued dividends payable                     28,492                   --                 (28,492)(h)                  --
     Accrued interest payable                      15,639              (15,634)(b)                  (5)(i)                  --
     Accrued liabilities                           16,780               (3,207)(a)                (483)(g)              13,090
     Accrued payroll and related
         taxes                                      9,633                   --                      --                   9,633
     Accrued pension and profit
         sharing costs                                689                   --                      --                     689
     Revolving credit facility                     85,265                   --                 (85,265)(i)                  --
     Current portion of long-term
         debt                                       3,500                   --                  (1,161)(i)               2,339
                                                ---------            ---------               ---------               ---------

         Total current liabilities                577,272             (387,489)               (120,991)(g)              68,792
                                                ---------            ---------               ---------               ---------

Long-term debt                                         --                   --                 117,655(g)              117,655
                                                ---------            ---------               ---------               ---------
Long-term employee defined benefits                10,617                   --                      --                  10,617
                                                ---------            ---------               ---------               ---------
Deferred income tax liabilities                     8,195                   --                      --                   8,195
                                                ---------            ---------               ---------               ---------
Redeemable preferred stock                         56,948                   --                 (56,948)(h)                  --
                                                ---------            ---------               ---------               ---------
Stockholders' Equity (Deficit):
     Common stock                                      --                   68(c)                   --                      68
     Additional paid-in-capital                        --              138,332(c)                   --                 138,332
     Class A common stock                         100,870                   --                (100,870)(j)                  --
     Class B common stock                           5,148                   --                  (5,148)(j)                  --
     Accumulated deficit                         (282,203)                  --                 282,203(j)                   --
                                                ---------            ---------               ---------               ---------

           Total stockholders' equity
              (deficit)                          (176,185)             138,400                 176,185                 138,400
                                                ---------            ---------               ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                           $ 476,847            $(249,089)              $ 115,901               $ 343,659
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

(4) INVENTORIES

     Inventories were comprised of the following components (in thousands):

                                       September 30,      December 31,
                                           2001               2000
                                       ------------       ------------
Raw materials                          $      8,530       $      8,467
Semi-finished and finished goods             38,618             43,347
Operating materials                           2,905              2,527
                                       ------------       ------------
                                       $     50,053       $     54,341
                                       ------------       ------------

(5) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated based upon the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated based upon the weighted average number of common shares outstanding plus the assumed exercise of all dilutive common stock equivalents using the treasury stock method. For the three and nine months ended September 30, 2001 and 2000, stock options are not included in the calculation of diluted net loss per common share because their inclusion would be antidilutive.

As a result of the Company's emergence from Chapter 11 bankruptcy and the implementation of fresh start accounting, the presentation of earnings per share for the three and nine months ended September 30, 2001 is not comparable to the three and nine months ended September 30, 2000, presented in the accompanying condensed consolidated financial statements.

(6) CURRENT PORTION OF LONG-TERM DEBT

On November 8, 2001, Geneva Steel LLC, the Company's wholly owned subsidiary, entered into an amendment of its revolving credit facility. The amendment provides temporary relief from certain financial covenants and tests with which the Company could not otherwise comply. The amendment also requires that the Company's maximum borrowings under the revolving credit facility decline from $8.25 million to zero by December 21, 2001, at which time the revolving credit facility will expire. The amendment contains certain other covenants regarding, among other things, maintenance of minimum excess collateral starting at $24.75 million and declining to $21.0 million by December 21, 2001. The amendment provides, among other things, that the lenders thereunder will forbear from exercising any rights based on alleged defaults relating to the Company's temporary shutdown (see Note 8) until December 21, 2001, unless certain events occur. These events include, among others, the commencement of a bankruptcy proceeding by or against the Company, the Company's failure to operate as proposed, a challenge of the lenders security interest, a default under the term loan agreement or revolver not covered by the forbearance agreements, or a default under the forbearance agreements. The Company is pursuing financing to be secured by accounts receivable and inventory from other potential lenders. The Company also intends to seek additional financing from other sources that may be available. In the interim, the Company intends to fund its activities through proceeds from the sale of inventory and the collection of accounts receivable. There can be no assurance that such sources of liquidity will be adequate or that the Company will have access to the proceeds of inventory and accounts receivable or other sources of financing. The Company has provided the lenders a cash interest expense reserve of $1.3 million in a cash collateral account.

On November 15, 2001, the Company also entered into a forbearance agreement with the lenders under the Company's $110 million term loan, which is 85% guaranteed pursuant to the Emergency Steel Loan Guarantee Program. The forbearance agreement provides, among other things, that the lenders will forbear from exercising any rights based upon alleged defaults relating to the temporary shutdown until December 21, 2001, the date upon which the Company's revolving credit facility expires, unless certain events occur. These events include, among others, the commencement of a bankruptcy proceeding by or against the Company, the Company's failure to operate as proposed, a challenge of the lenders security interest, a default under the term loan agreement or revolver not covered by the forbearance agreements, or a default under the forbearance agreements. The term loan is secured by a first priority lien on the Company's fixed assets and a second priority lien (second only to the revolving credit facility) on the Company's accounts receivable and inventory. The Company and the term loan lenders are also currently in negotiations regarding the Company's proposal to use proceeds from accounts receivable and inventory to fund Company activities following expiration of the revolving credit facility on December 21, 2001. Under the terms of the revolving credit facility and the term loan and related documents, the revolving credit facility lenders (until the revolving credit facility has been terminated) and the term loan lenders (after the revolving credit facility has been terminated), are entitled to collect the proceeds from the collection of accounts receivable and the sale of inventory during a period of default. There can be no assurance that the Company will be able to use proceeds from accounts receivable and inventory to fund Company activities following expiration of the revolving credit facility.

As result of the termination of the revolving credit facility on December 21, 2001, and the forbearance agreement with the lenders under the term loan through December 21, 2001, long-term debt has been classified as a current obligation in the accompanying condensed consolidated balance sheet as of September 30, 2001.

(7) PRODUCT SALES AGREEMENT

In August 2001, Geneva Steel LLC, entered into a product sales agreement with Ferrostaal Incorporated of Houston, Texas. Under the agreement, Ferrostaal will purchase and pay for certain of the Company's finished goods inventory as soon as such goods have been assigned to or otherwise identified with a customer order. At September 30, 2001, the Company had received approximately $2.4 million from Ferrostaal for unshipped finished goods. This amount was recorded as deferred revenue and included in accrued liabilities in the accompanying condensed balance sheet at September 30, 2001. The Company has reserved the right to sell directly to any customer or potential customer. The Company's sales force will continue to perform all marketing functions for new and existing accounts, including product claims administration. The actual customer order will then be processed through Ferrostaal with Ferrostaal issuing a purchase order to the Company. Ferrostaal will be responsible for credit risk. The Company will remain responsible for all quality claims and warranty-related issues. Under the arrangement, Ferrostaal is entitled to a commission equal to 1.3% of the product invoice amount and a finance charge based on the prime rate.

(8) SUBSEQUENT EVENT

The Company announced that, on November 14, 2001, Geneva Steel LLC commenced a temporary shutdown of most of its production operations and a layoff of most of its employees. The Company has been generating negative cash flow for many months and cannot continue to fund these significant operating losses. The temporary shutdown is intended to conserve cash and is expected to end once market conditions sufficiently improve. The Company believes this situation has resulted from a prolonged period of low-priced imports combined with weak domestic demand for the Company's products and a weakening domestic economy.

Geneva's hot end facilities, caster and rolling mill are currently in the process of being idled. However, work-in-process inventory is expected to be finished and offered for sale along with existing finished product inventory during the shutdown. The Company's ERW pipe mill may possibly continue to operate and sell both API pipe and piling. The Company's finishing facilities may also operate using purchased feed stock to the extent justified by market conditions. The Company expects to record a charge during the fourth calendar quarter in connection with the temporary shutdown.

On Friday November 16, 2001, the Company had a meeting of vendors to discuss the Company's situation. During the meeting, the Company's existing vendors were asked to cooperate with the Company in maintaining the Company's liquidity and compliance with its loan and forbearance agreements through the temporary shutdown period by forbearing on existing payables to them and providing current needs for the Company on a cash on delivery basis. During the meeting, the vendors expressed support for the Company's proposal. The Company's vendors are still considering the Company's proposal and the general terms upon which a forbearance may be possible. There can be no assurance that the Company's existing vendors will cooperate with the Company in maintaining the Company's liquidity and compliance with its loan and forbearance agreements through the temporary shutdown period.

      If the Company is unable to obtain cooperation from its vendors or comply with its credit, term loan or forbearance agreements or any extension or otherwise retain proceeds from accounts receivable and inventory, the Company will have insufficient liquidity to continue operations. In such a circumstance, the Company would likely be forced to file a Chapter 11 proceeding and seek a court order allowing the Company to receive proceeds from the liquidation of inventory and accounts receivable. There can be no assurance that the Company would be successful in seeking court authorization to use proceeds from accounts receivable and inventory.

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

Overview

On December 8, 2000, the Bankruptcy Court approved the Plan, as amended and modified which became effective on January 3, 2001, together with the closing of the Company's post-bankruptcy credit facilities. The Plan significantly reduced the Company's debt burden and provided additional liquidity in the form of a $110 million term loan that is 85% guaranteed by the United States Government under the Emergency Steel Loan Guaranty Act of 1999, and a $125 million revolving line of credit.

Under the terms of the Plan all rights with respect to the previous outstanding common and preferred stock were terminated. New shares of common stock were issued to the holders of unsecured claims at a rate of 18.2799 shares for each $1,000 of unsecured claims. The unsecured claims primarily consisted of holders of an aggregate $340.6 million of Senior Notes, including unpaid interest accrued prior to the bankruptcy, and approximately $47 million of general unsecured debt. Approximately 324,000 additional shares may be issued to unsecured creditors upon resolution of certain disputed claims. Creditors owed $5,000 or less received a cash payment equal to 40% of their claim, and certain trade creditors owed in excess of $5,000 elected to receive $2,000 in cash, rather than shares of common stock.

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

The Company announced that, on November 14, 2001, its wholly-owned subsidiary Geneva Steel LLC commenced a temporary shutdown of most of its production operations and a layoff of most of its employees. The Company has been generating negative cash flow for many months and cannot continue to fund these significant operating losses. The temporary shutdown is intended to conserve cash and is expected to end once market conditions sufficiently improve. The Company believes this situation has resulted from a prolonged period of low-priced imports combined with weak domestic demand for the Company's products and a weakening domestic economy.

Geneva's hot end facilities, caster and rolling mill are currently in the process of being idled. However, work-in-process inventory is expected to be finished and offered for sale along with existing finished product inventory during the shutdown. The Company's ERW pipe mill may possibly continue to operate and sell both API pipe and piling. The Company's finishing facilities may also operate using purchased feed stock to the extent justified by market conditions. The Company expects to record a charge during the fourth calendar quarter in connection with the temporary shutdown.

On Friday November 16, 2001, the Company had a meeting of vendors to discuss the Company's situation. During the meeting, the Company's existing vendors were asked to cooperate with the Company in maintaining the Company's liquidity and compliance with its loan and forbearance agreements through the temporary shutdown period by forbearing on existing payables to them and providing current needs for the Company on a cash on delivery basis. During the meeting, the vendors expressed support for the Company's proposal. The Company's vendors are still considering the Company's proposal and the general terms upon which a forbearance may be possible. There can be no assurance that the Company's existing vendors will cooperate with the Company in maintaining the Company's liquidity and compliance with its loan and forbearance agreements through the temporary shutdown period.

If the Company is unable to obtain cooperation from its vendors or comply with its credit, term loan or forbearance agreements or any extension or otherwise retain proceeds from accounts receivable and inventory, the Company will have insufficient liquidity to continue operations. In such a circumstance, the Company would likely be forced to file a Chapter 11 proceeding and seek a court order allowing the Company to receive proceeds from the liquidation of inventory and accounts receivable. There can be no assurance that the Company would be successful in seeking court authorization to use proceeds from accounts receivable and inventory.

The following is managements' discussion and analysis of the financial condition of the Reorganized Company at September 30, 2001, and the results of operations for the Reorganized Company for the three and nine months ended September 30, 2001 and for the Predecessor Company for the three and nine months ended September 30, 2000. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto disclosed above in this quarterly report.

Results of Operations

      The following table sets forth the percentage relationship of certain cost and expense items to net sales for the periods indicated:


                                         Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                  ---------------------------------         ---------------------------------
                                   Reorganized         Predecessor          Reorganized           Predecessor
                                     Company             Company              Company               Company
                                  ------------         ------------         ------------         ------------
                                      2001                 2000                 2001                 2000
                                  ------------         ------------         ------------         ------------
Net sales                                100.0%               100.0%               100.0%               100.0%
Cost of sales                            114.9                105.0                116.0                 99.0
                                  ------------         ------------         ------------         ------------

Gross margin                             (14.9)                (5.0)               (16.0)                 1.0

Selling, general and
    administrative expenses                4.8                  2.1                  4.5                  2.2

                                  ------------         ------------         ------------         ------------

Loss from operations                     (19.7)                (7.1)               (20.5)                (1.2)
                                  ------------         ------------         ------------         ------------


Other income (expense):
 Interest and other income                 0.1                  0.1                  0.3                  0.1
 Gain on asset sale                         --                  1.0                   --                  0.3
 Interest expense                         (5.1)                (1.4)                (4.0)                (1.1)
                                  ------------         ------------         ------------         ------------

                                          (5.0)                (0.3)                (3.7)                (0.7)
Loss before reorganization
 items                                   (24.7)                (7.4)               (24.2)                (1.9)
Reorganization items                        --                 (0.8)                  --                  0.4
                                  ------------         ------------         ------------         ------------


 Net Loss                                (24.7)%               (6.6)%              (24.2)%               (2.3)%
                                  ============         ============         ============         ============


      The following table sets forth the product sales mix (including secondary products) in tons shipped for the periods indicated (tons in thousands):

                           Three Months Ended         Nine Months Ended
                              September 30,            September 30,
                          -------------------       -------------------
                           2001         2000         2001         2000
                          ------       ------       ------       ------
Cut-to-Length Plate          121          153          409          445
Sheet                        104          185          361          741
Pipe                          21           44           80          124
Slab                           2           65            6          158
                          ------       ------       ------       ------
                             248          447          856        1,468
                          ------       ------       ------       ------

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net sales decreased approximately $63.1 million or 43.8% primarily due to decreased shipments of approximately 199,400 tons for the three months ended September 30, 2001 as compared to the same period in the previous year. The weighted average sales price per ton of sheet, pipe, and slab products decreased by 12.1%, 1.2%, and 15.8%, respectively, while the weighted average sales price of plate products increased by approximately 0.2% in the three months ended September 30, 2001 as compared to the same period in the previous year. Shipped tonnage of sheet, pipe, plate, and slab products decreased approximately 81,200 tons or 43.9%, 22,400 tons or 51.7%, 32,800 tons or 21.4%, and 63,000 tons or
96.8% primarily the result of overall weaker market conditions, lower priced imports, and weak domestic demand for the Company's products.

A prolonged period of low-priced steel imports and weak domestic demand for the Company's products has adversely affected the Company's order entry volume and pricing. As a result of weak market conditions, in January 2001 the Company idled one of its two operating blast furnaces and has since operated at a one-blast furnace level.

Foreign competition has been a significant factor in the steel industry and has adversely affected product prices in the U.S. and tonnage sold by domestic producers. The intensity of foreign competition is significantly affected by fluctuations in the value of the U.S. dollar against other currencies, the level of demand for steel in the U.S. economy relative to steel demand in foreign economies, the effect of trade cases, and world economic conditions generally. The U.S. is one of the most open steel markets in the world, and even the existing minimal customs duties on steel products will be eliminated by January 1, 2004. Most foreign markets are less open than the U.S. market, allowing foreign producers to maintain higher prices in their own markets while dumping excess production at lower prices into the U.S. market. In addition, certain foreign steel producers are controlled or subsidized by foreign governments whose decisions concerning production and exports may be influenced in part by political and social policy considerations as well as by prevailing market conditions and profit opportunities. The Company competes in all its product lines against foreign producers located throughout the world.

Historically, foreign steel producers have often engaged in extremely aggressive, and often illegal, pricing policies. Foreign dumping and subsidies have been chronic problems for the U.S. steel industry, resulting in numerous rounds of trade cases.

On June 5, 2001, President Bush announced his intention to initiate an investigation, pursuant to Section 201 of U.S. trade law, that could result in the implementation of safeguards designed to protect domestic steel companies from the effects of steel exports by foreign competitors. On June 22, 2001, U.S. Trade Representative Zoellick requested that the International Trade Commission ("ITC") initiate a safeguard investigation. The request covers all of the Company's products, except for line pipe, for which relief is already covered by
Section 201. On October 22, 2001, the ITC made an affirmative injury decision and the ITC is expected to make a remedy recommendation to the President by December 19, 2001. The President would then have 60 days to take action. Although the results of this recommendation could be beneficial to the Company, the Company cannot predict its duration or outcome.

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

As of October 31, 2001, the Company had estimated total orders on hand of 59,800 tons, compared to estimated total orders on hand of 91,700 tons as of October 31, 2000.

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

Cost of sales includes raw materials, labor costs, energy costs, depreciation and other operating and support costs associated with the production process. The Company's cost of sales, as a percentage of net sales, increased to 114.9% for the three months ended September 30, 2001, as compared to 105.0% for the same period in the previous year. The overall average cost of sales per ton shipped increased approximately $37 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at below capacity and at a one-blast furnace level. Operating costs per ton increased as production volume decreased in part because fixed costs were allocated over fewer tons. The Company expects that lower production volumes will continue to adversely impact its results of operations.

On July 31, 2001, the local union chapter of the United Steelworkers of America ratified a new collective bargaining agreement which is effective through April 30, 2002. Although the economics of the new union contract are the same as the recently expired contract, the new contract provides for a one time payment of $500 to eligible employees in April 2002. The Company estimates that these payments could aggregate approximately $650,000. The Company believes that the terms of the new contract may provide the Company with an advantage if market conditions for the Company's products improve sufficiently.

Depreciation costs included in cost of sales decreased approximately $4.5 million, or 42.8%, for the three months ended September 30, 2001, compared with the same period in the previous year. This decrease was due to a lower depreciable asset base as a result of implementing fresh start accounting on December 31, 2000.

Selling, general and administrative expenses for the three months ended September 30, 2001 increased approximately $0.9 million, or 30.0%, as compared to the same period in the previous year. These higher expenses were due primarily to professional fees related to various matters associated with the bankruptcy and registration of the Company's common stock pursuant to its contractual obligation.

Interest expense increased approximately $2.1 million, or 101.0%, during the three months ended September 30, 2001 as compared to the same period in the previous year as a result of higher average borrowings outstanding under its debt facilities in the three months ended September 30, 2001 as compared to the debtor-in-possession credit facility for the three months ended September 30, 2000. During the three months ended September 30, 2000, in accordance with federal bankruptcy laws, the Company did not accrue or pay interest of approximately $8.3 million, on the senior notes.

During the three months ended September 30, 2000, the Company recorded approximately $0.7 million in fees and expenses related to its Chapter 11 reorganization efforts offset by a reduction of $1.7 million in the provision for rejected executory contracts. These expenses have been included in the reorganization items in the statement of operations. Because the Company consummated its plan of reorganization as of December 31, 2000 for financial reporting purposes, no reorganization items were included in the three months ended September 30, 2001.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net sales decreased approximately $192.4 million or 40.8%, primarily due to decreased shipments of approximately 612,400 tons for the nine months ended September 30, 2001 as compared to the same period in the previous year. The weighted average sales price per ton of sheet, and slab products decreased by 12.6% and 15.9%, respectively, while the weighted average sales price of plate products was unchanged and the weighted average sales price of pipe increased by 4.8% in the nine months ended September 30, 2001 as compared to the same period in the previous year. Shipped tonnage of sheet, pipe, plate, and slab products decreased approximately 379,300 tons or 51.2%, 44,300 tons or 35.7%, 36,500 tons or 8.2%, and 152,300 tons or 96.3% respectively, between the two periods. The changes in overall volume, price, and product mix were primarily the result of weak market conditions.

The Company's cost of sales, as a percentage of net sales, increased to 116.0% for the nine months ended September 30, 2001, as compared to 99.0% for the same period in the previous year. The overall average cost of sales per ton shipped increased approximately $60 per ton between the two periods, primarily as a result of production inefficiencies associated with operating at a one- blast furnace level and significantly higher natural gas costs. Operating costs per ton increased as production volume decreased in part because fixed costs were allocated over fewer tons.

Depreciation costs included in cost of sales decreased approximately $13.3 million, or 41.8%, for the nine months ended September 30, 2001, compared with the same period in the previous year. This decrease was due to a lower depreciable asset base as a result of implementing fresh start accounting on December 31, 2000.

Selling, general and administrative expenses for the nine months ended September 30, 2001 increased approximately $2.3 million, or 22.0%, as compared to the same period in the previous year. These higher expenses were due primarily to professional fees related to various matters associated with the bankruptcy and registration of the Company's common stock pursuant to its contractual obligation.

Interest expense increased approximately $6.2 million, during the nine months ended September 30, 2001 as compared to the same period in the previous year as a result of higher average borrowings outstanding under the Company's debt facilities in the nine months ended September 30, 2001 as compared to the debtor-in-possession credit facility for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, in accordance with federal bankruptcy laws, the Company did not accrue or pay interest of approximately $24.8 million, on its senior notes.

During the nine months ended September 30, 2000, the Company recorded approximately $1.8 million in fees and expenses related to its Chapter 11 reorganization efforts. These expenses have been included in the reorganization items in the statement of operations. Because the Company consummated its plan of reorganization as of December 31, 2000 for financial reporting purposes, no reorganization items were included in the nine months ended September 30, 2001.

Liquidity and Capital Resources

The Company announced that, on November 14, 2001, its wholly-owned subsidiary Geneva Steel LLC commenced a temporary shutdown of most of its production operations.

On Friday November 16, 2001, the Company had a meeting of vendors to discuss the Company's situation. During the meeting, the Company's existing vendors were asked to cooperate with the Company in maintaining the Company's liquidity and compliance with its loan and forbearance agreements through the temporary shutdown period by forbearing on existing payables to them and providing current needs for the company on a cash on delivery basis. During the meeting, the vendors expressed support for the Company's proposal. The Company's vendors are still considering the Company's proposal and the general terms upon which a forbearance may be possible. There can be no assurance that the Company's existing vendors will cooperate with the company in maintaining the Company's liquidity and compliance with its loan and forbearance agreements through the temporary shutdown period.

If the Company is unable to obtain cooperation from its vendors or comply with its credit, term loan or forbearance agreements or any extension or otherwise retain proceeds from accounts receivable and inventory, the Company will have insufficient liquidity to continue operations. In such a circumstance, the Company would likely be forced to file a Chapter 11 proceeding and seek a court order allowing the Company to receive proceeds from the liquidation of inventory and accounts receivable. There can be no assurance that the Company would be successful in seeking court authorization to use proceeds from accounts receivable and inventory.

On November 8, 2001, Geneva Steel LLC entered into an amendment of its revolving credit facility. The amendment provides temporary relief from certain financial covenants and tests with which the Company could not otherwise comply. The amendment also requires that the Company's maximum borrowings under the revolving credit facility decline from $8.25 million to zero by December 21, 2001, at which time the revolving credit facility will expire. The amendment contains certain other covenants regarding, among other things, maintenance of minimum excess collateral starting at $24.75 million and declining to $21.0 million by December 21, 2001. The amendment provides, among other things, that the lenders thereunder will forbear from exercising any rights based on alleged defaults relating to the temporary shutdown until December 21, 2001, unless certain events occur. These events include, among others, the commencement of a bankruptcy proceeding by or against the Company, the Company's failure to operate as proposed, a challenge of the lenders security interest, a default under the term loan agreement or revolver not covered by the forbearance agreements, or a default under the forbearance agreements. The Company is pursuing financing to be secured by accounts receivable and inventory from other potential lenders. The Company also intends to seek additional financing from other sources that may be available. In the interim, the Company intends to fund its activities through proceeds from the sale of inventory and the collection of accounts receivable. There can be no assurance that such sources of liquidity will be adequate or that the Company will have access to the proceeds of inventory and accounts receivable or other sources of financing.

On November 15, 2001, the Company also entered into a forbearance agreement with the lenders under the Company's $110 million term loan, which is 85% guaranteed pursuant to the Emergency Steel Loan Guarantee Program. The forbearance agreement provides, among other things, that the lenders will forbear from exercising any rights based upon alleged defaults relating to the temporary shutdown until December 21, 2001, the date upon which the Company's revolving credit facility expires, unless certain events occur. These events include, among others, the commencement of a bankruptcy proceeding by or against the Company, the Company's failure to operate as proposed, a challenge of the lenders security interest, a default under the term loan agreement or revolver not covered by the forbearance agreements, or a default under the forbearance agreements. The term loan is secured by a first- priority lien on the Company's fixed assets and a second priority lien (second only to the revolving credit facility) on the Company's accounts receivable and inventory. The Company and the term loan lenders are also currently in negotiations regarding the Company's proposal to use proceeds from accounts receivable and inventory to fund Company activities following expiration of the revolving credit facility on December 21, 2001. Under the terms of the revolving credit facility and the term loan and related documents, the revolving credit facility lenders (until the revolving credit facility has been terminated) and the term loan lenders (after the revolving credit facility has been terminated), are entitled to collect the proceeds from the collection of accounts receivable and the sale of inventory during a period of default. There can be no assurance that the Company will be able to use proceeds from accounts receivable and inventory to fund the Company activities following expiration of the revolving credit facility.

The Company is exploring additional financing opportunities to replace its revolving credit facility. The Company has approached its lenders to make application for a new loan guarantee requesting an additional government guaranteed loan under the Emergency Steel Loan Guarantee Program. The exact amount of the new loan has not yet been determined, but would likely be in the range of $110 million to $140 million. If successful in obtaining an additional loan, the proceeds are expected to be used to build an electric arc furnace and provide liquidity during the construction period of the electric arc furnace.

If built in accordance with current plans, the electric arc furnace is expected to be completed by fall 2003. The proposed electric arc furnace is expected to be designed to allow hot metal, as well as scrap and other metallic inputs, to be used as raw material inputs. At current scrap prices and assuming a two million ton per year operation level, the electric arc furnace is expected to significantly reduce the Company's production costs per ton. The resulting cost savings should position the Company among the current low cost producers of slab, sheet and plate products.

There can be no assurance that the Company will be successful in obtaining the necessary funding under the Emergency Steel Loan Guarantee Program, or construction of the electric arc furnace as intended, that the market will be as the Company expects or that the Company will realize the estimated per ton cost savings.

Recent legislation has been passed allowing up to $50 million of single loans to be 95% guaranteed and an additional $50 million of single loans to be 90% guaranteed. The remaining amount of a single loan would be 85% guaranteed. The legislation also extends the time period for filing applications and extends the amortization period of such loans from 2005 to 2015. The regulations under the Emergency Steel Loan Guarantee Program have been modified which should allow the Company's existing lender to refinance the existing term loan and allow third parties to guarantee the unguaranteed portion of the Company's term loan not held by the agent bank. The existing lender and the potential Emergency Steel Loan Guarantee Board are negotiating the form of the government guarantee. There can be no assurance that the Company will be successful in obtaining additional funds under the Emergency Steel Loan Guarantee Program.

In August 2001, the Company's wholly-owned subsidiary, Geneva Steel LLC, entered into a product sales agreement with Ferrostaal Incorporated of Houston, Texas. Under the agreement, Ferrostaal will purchase and pay for certain of the Company's finished goods inventory as soon as such goods have been assigned to or otherwise identified with a customer order. At September 30, 2001 the Company had received approximately $2.4 million from Ferrostaal for unshipped finished goods. This amount is recorded as deferred revenue and included in accrued liabilities until the product is shipped. The Company has reserved the right to sell directly to any customer or potential customer. The Company's sales force will continue to perform all marketing functions for new and existing accounts, including product claims administration. The actual customer order will then be processed through Ferrostaal with Ferrostaal issuing a purchase order to the Company and, with Ferrostaal being responsible for credit risk. The Company will remain responsible for all quality claims and warranty-related issues. Under the arrangement, Ferrostaal is entitled to a commission equal to 1.3% of the product invoice amount and a finance charge based on the prime rate.

Besides the above-described financing activities, the Company's other source of potential liquidity is cash provided by operating activities. Net cash used for operating activities was $23.1 million for the nine months ended September 30, 2001, as compared with net cash used for operating activities of $29.3 million for the nine months ended September 30, 2000. The uses of cash for operating activities during the nine months ended September 30, 2001 included a net loss of $67.6 million, an increase in prepaid expenses and other of $3.2 million, a decrease in accounts payable of $19.5 million and a decrease in accrued payroll and related taxes of $3.2 million. These uses of cash were offset by depreciation and amortization of $21.2 million, a decrease in accounts receivable of $42.3 million, a decrease in inventories of $4.3 million, an increase in accrued liabilities of $1.6 million and an increase in accrued interest payable of $0.8 million.

Capital expenditures were $7.1 million and $12.4 million for the nine months ended September 30, 2001 and 2000, respectively. The expenditures for 2001 were made primarily in connection with the Company's blast furnace repairs. Capital expenditures for fiscal year 2001 are budgeted at approximately $8.0 million, which includes the blast furnace repairs described above and other capital maintenance spending. Given the temporary shutdown of most of the Company's operations in the near term and current market conditions, and the uncertainties created thereby, the Company expects its future capital spending levels for the balance of the year will be low. Depending on market, operational, liquidity and other factors, the Company may elect to adjust the design, timing and budgeted expenditures of its capital plan. There can be no assurance that the Company will be able to limit its capital spending to the amounts budgeted.

On November 9, 2001, the Company's board of directors extended the agreement of Joseph Cannon, the Company's Chairman of the Board and an employee, to December 31, 2002, if the Company has a new loan by May 31, 2002. Previously, his agreement was scheduled to expire in February 2002. Mr. Cannon is largely responsible for the Company's relationships with various governmental and regulatory bodies, including the Emergency Steel Loan Guarantee Board. The Company believes these entities will be instrumental in its ability to obtain new credit facilities, including the proposed new guaranteed term loan. Thus, the board believed Mr. Cannon's continuing participation in this process is key to any potential successful outcome. This extension provides the Company the services of Mr. Cannon through that period and its follow-up.

Quantative and Qualitative Disclosures About Market Risk

The Company's earnings are affected by changes in interest rates related to its Revolving Credit Facility and Term Loan. Variable interest rates may rise, which could increase the amount of interest expense. At September 30, 2001, the Company had variable rate debt outstanding from its credit facilities totaling $123.0 million. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for its variable rate credit facility. Based on this hypothetical assumption, the Company would have incurred approximately an additional $300,000 in interest expense for the three months ended September 30, 2001.

Changes in Options

The board also decided to defer any compensation due to its non-employee board members until otherwise determined by the board. Also the Board, following the recommendation of the compensation committee, approved the repricing of 531,965 options to purchase shares of the Company's common stock awarded to current senior management and members of the board, other than Mr. Cannon. The majority of these options, or 426,965, were granted in January 2001 under the Company's 2001 Stock Option Plan and the Stock Option Plan for Nonemployee Directors as part of the Company's emergence from bankruptcy (the "Plan Options"). An aggregate of an additional 105,000 options were granted from May through August 2001 to two senior executives in connection with their appointment to new positions with the Company (the "Non-Plan Options"). The Plan Options to purchase shares of the Company's common stock had exercise prices of $2.0359 per share and the Non-Plan Options had exercise prices ranging from $0.62 to $2.32 per share. Of the options, 226,965 Plan Options and 25,000 Non-Plan Options vested 25% on the date of grant and 25% will vest on each anniversary of the date of grant. The 200,000 Plan Options granted to non-employee board members fully vested on the date of grant. An additional 40,000 shares of Non-Plan Options have vested and 40,000 will vest upon the occurrence of certain events. The Company's board determined that it was advisable to make this change in an effort to retain the necessary expertise of management and the board during this time and to provide an incentive to enhance shareholder value. The exercise price of the options were reduced to $0.30, the closing price of the common stock on November 9, 2001.

In addition, one of the non-employee directors has granted a one-year option to Ken Johnsen, the Company's Chief Executive Officer and President, to acquire 50,000 shares owned by the director. The option has an exercise price of $0.30 per share, the closing price of the common stock on November 9, 2001. The option was granted to Mr. Johnsen by the director without the solicitation of Mr. Johnsen or the Company.

Factors Affecting Future Results

The Company's future operations and liquidity will be impacted by, among other factors, pricing, product mix, throughput levels, production efficiencies and the length of the temporary shutdown. The Company cannot be sure that its efforts will be successful or that sufficient demand will exist to support its efforts. Pricing and shipment levels in future periods are key variables to the Company's future operating results that remain subject to significant uncertainty. These variables will be affected by several factors including the level of imports, future capacity additions, product demand and other competitive and market conditions, including the outcome and effect of the section 201 trade case. As a result of the temporary shutdown of most of the Company's operations and current market conditions, the Company's financial flexibility is limited. Many of the foregoing factors, of which the Company does not have complete control, may materially affect its performance, financial condition and future results. Furthermore, continued weak market conditions will cause the Company to continue to experience negative cash flow.

The Company's short-term and long-term liquidity is also dependent upon other factors including vendor credit support; availability of capital including additional term loans to pursue the Company's strategy; foreign currency fluctuations; competitive and market forces; capital expenditure requirements; and general economic conditions. Moreover, the United States steel market is subject to cyclical fluctuations that may affect the amount of cash internally generated by the Company and its ability to obtain external financing. There can be no assurance that these or other possible sources will be adequate.

Inflation can be expected to have an effect on many of the Company's operating costs and expenses. Due to worldwide competition in the steel industry, the Company may not be able to pass through such increased costs to its customers.

This report contains certain forward-looking statements with respect to the Company that are subject to risks and uncertainties that include, but are not limited to, the ability of the Company to comply with its credit, term loan or forbearance agreements, the Company's ability to maintain sufficient cash flow and liquidity; the availability and accessability of financing at affordable levels for the Company; the outcome of trade cases, import levels, demand levels, and domestic competition; the ability of the company to supply the needs of its customers; the ability of the Company to successfully compete in the steel industry; the Company's ability to improve and optimize operations; the Company's ability to compete with the additional production capacity being added in the domestic market; resolution of certain pending claims and of other issues in the Company's Chapter 11 proceedings; continued access to the Ferrostaal product sales arrangement; the Company's ability to obtain additional funding under the Emergency Steel Loan Guarantee Program; the company's ability to tightly control capital spending including construction of an electric arc furnace; the expected cost and benefits of an electric arc furnace, and the effect of inflation and any other statements contained herein to the effect that we or our management "believes," "expects," "anticipates," "estimates," "will be," "plans" or other similar words or expressions. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those described herein and in our press releases and other filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pursuant to a Facility and Site Lease dated May 18, 1995 with GATX Capital Corporation, the Company leased a plasma-fired cupola facility. The cupola was intended to supplement the Company's blast furnaces by producing liquid iron through melting scrap metal or other metallic inputs. The Company was unable to develop a cost-effective means of incorporating the cupola into its operations. In an effort to reduce expenses, the Company elected to reject the cupola lease as part of our bankruptcy case. Prior to the rejection of the cupola lease, GATX filed a proof of claim in the bankruptcy case in the amount of nearly $44.0 million, which represents the gross or undiscounted unpaid rental obligations and other expenses through the remaining seven years of the cupola lease. GATX also filed an amended claim and motion seeking to compel payment and for an administrative claim in the amount of approximately $7.2 million and an unsecured claim in the amount of approximately $30.0 million. On August 22 and 23, 2000, the Bankruptcy Court determined that, even if GATX had an administrative claim, that claim has been paid in full through a post-bankruptcy draw on an $8.4 million letter of credit by GATX and that GATX's allowed unsecured claim is approximately $24.2 million. GATX appealed the Bankruptcy Court's decision as to its $7.2 million administrative expense claim to the United States District Court for the District of Utah and requested, as relief on appeal, allowance of the full $7.2 million as an administrative expense claim in the bankruptcy case pursuant to Section 365(d)(10) of the Bankruptcy Code. On appeal before the United States District Court for the District of Utah, the court affirmed the bankruptcy court's denial of GATX's $7.2 million administrative expense claim and reversed the bankruptcy court's allowance of a $450,000 general unsecured claim to GATX based upon estimated costs of disposition of the equipment. The district court remanded the matter to the bankruptcy court for further proceedings. GATX appealed this ruling to the United States Court of Appeals for the Tenth Circuit, which has taken under advisement the question of whether it has jurisdiction. The Company has argued to the Court of Appeals that it does not have jurisdiction. Once the bankruptcy court proceedings have concluded, GATX may initiate further appeals. If allowed on appeal, and after final resolution of any further appeals and proceedings, the $7.2 million administrative expense claim of GATX would be payable in full in cash. The remaining unsecured non-priority claims of GATX are payable only in shares of stock.

The Company's used oil reclamation system has been under scrutiny of the Utah Division of Solid and Hazardous Waste ("UDSHW"), and the United States Environmental Protection Agency ("EPA") for certain alleged violations of Utah's used oil regulations and certain federal environmental statutes. These assertions are contained in a UDSHW letter addressed to the Company supported by an attached EPA opinion letter addressed to UDSHW. In a separate assertion, the EPA has also indicated that we may be in violation of the Oil Pollution Act of 1990. The Company believes that its longstanding used oil reclamation process qualifies for pertinent regulatory exemptions and intends to vigorously contest any asserted liability by either agency. The State of Utah has issued a Notice of Violation dated May 3, 2001. Total requested penalties are not specified. The Company has requested an administrative hearing to contest the notice of violation. Settlement discussions have resulted in a conceptual agreement under which the Company will construct a facility that will eliminate the used oil discharge. The UDSHW is in the process of developing a draft Consent Order to provide for the basis for further, more detailed settlement discussions. Potential penalties could be significant. The State of Utah can impose civil penalties of up to $10,000 per day, and the federal government can impose penalties up to $27,500 per day if it is not satisfied with the State's handling of the matter. Moreover, the cost of corrective action would be material. If the Company is found liable for these violations and penalties are imposed, the Company's financial condition, liquidity and profitability would suffer.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

    Exhibit                                                              Filed
     Number                   Exhibit                                  Herewith
     ------                   -------                                  --------
      10.1       Forbearance Agreement dated as of November 15,           X
                 2001, among Geneva Steel LLC as Borrower and the
                 Lenders and Citicorp USA, Inc., as agent.

(b)   Reports on Form 8-K.

      During the three months ended September 30, 2001, the Company did not file a report on Form 8-K.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENEVA STEEL HOLDINGS CORP

                                  By: \s\ Steve Bunker
                                     ------------------------------------------
                                     Vice President of Finance and Treasurer

Dated: November 19, 2001